Form 10-K
period 2023-12-31
Immunocore Holdings plc
filed 2024-02-28
CIK 1671927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from ________ to ________
Commission File Number 001-39992
Immunocore Holdings plc
(Exact name of registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

92 Park Drive Milton Park Abingdon, Oxfordshire, United Kingdom	OX14 4RY
(Address of principal executive offices)	(Zip code)

Tel: +44 1235 438600
(Telephone Number)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one ordinary share, nominal value £0.002 per share	IMCR	The Nasdaq Stock Market LLC

Ordinary share, nominal value £0.002 per share*	*	The Nasdaq Stock Market LLC*

*Not for trading, but only in connection with the listing of the American Depositary Shares on The Nasdaq Stock Market LLC.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒ No

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant, based upon $59.96, the closing price of the registrant’s American Depositary Shares on the Nasdaq Global Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2.7 billion.

As of January 31, 2024, the registrant had 49,820,613 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, par value £0.002, shares consisting of (i) 48,105,963 voting ordinary shares and 1,714,650 non-voting ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Annual Report are based upon information available to us as of the date of this Annual Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include, but are not limited to, statements about:

•	the therapeutic potential and expected clinical benefits of KIMMTRAK;
•	the safety, efficacy and clinical progress of our various ongoing clinical programs and any planned clinical programs, including those for tebentafusp, IMC-F106C, IMC-R117C, IMC-M113V, and IMC-I109V;
•	our ability to continue to generate revenues, which is dependent upon maintaining significant market acceptance among physicians, patients and healthcare payors;
•
our ability to maintain regulatory approval of KIMMTRAK for metastatic uveal melanoma, or mUM, in the United States, European Union and other territories, as well as our ability to obtain and maintain regulatory approval in additional indications, jurisdictions, and the timing thereof;

•
our expectations regarding the continued commercialization and marketing of KIMMTRAK for mUM, including expanding into and the related timing of reaching patients in additional indications and territories;

•
our ability to build a sustainable pipeline of new product candidates, including but not limited to future generations of KIMMTRAK and additional product candidates identified and developed using our ImmTAX platform;

•
our ability to continue successfully executing our sales and marketing strategy of KIMMTRAK in the United States, Europe and elsewhere, including continuing to successfully recruit and retain sales and marketing personnel and to successfully build the market for our medicines;

•
the rate and degree of market acceptance of our product candidates among physicians, patients, patient advocacy groups, third-party payors and the medical community and our ability and our distribution and marketing partners’ ability to obtain coverage and adequate reimbursement and pricing for our medicines from government and third-party payors and risks relating to the success of our patient assistance programs;

•
the initiation, timing, progress and results of our ongoing clinical trials and any planned clinical trials, including the expansion arms of such trials, for tebentafusp in advanced melanoma and adjuvant uveal (or ocular) melanoma, IMC-F106C, IMC-P115C, IMC-T119C, IMC-R117C, IMC-M113V, and IMC-I109V, and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and investigational new drug application-enabling studies;

•
our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations, our future expenses, including the impact thereon of rising inflation, fluctuating exchange rates and other macroeconomic factors, and our future revenues and our needs for and ability to obtain additional financing;

•	our expectations regarding timing of regulatory filings for, or our ability to obtain regulatory approval of, our product candidates other than KIMMTRAK;
•
our ability to obtain accelerated approval for current and future product candidates from the U.S. Food and Drug Administration, or FDA, the European Commission, or other comparable regulatory authorities in other jurisdictions;

•
our expectations regarding business disruptions affecting the initiation, patient enrollment, clinical trial site monitoring, development and operation of our current and proposed clinical trials, including as a result of a public health emergency or other global and macroeconomic factors, such as the war in Ukraine and the state of war between Hamas and Israel, global geopolitical tensions, supply chain disruptions, rising interest rates and rising inflation;

•	our business strategies and goals;
•	our plans to collaborate, or statements regarding our current collaborations, and our ability to find future partners and collaborators;
•	the performance of our third-party suppliers and manufacturers,
•
our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our product candidates and our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;

•	our expectations regarding competition with respect to KIMMTRAK or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
•	our expectations regarding regulatory developments in the United States and other countries, including potential changes in healthcare laws and regulations;
•	our financial performance and our ability to effectively manage our anticipated growth;
•	our ability to identify, recruit and retain qualified employees, including key commercial or management personnel; and
•	whether we are classified as a Passive Foreign Investment Company, or PFIC, for current and future periods.

You should refer to the section titled “Risk Factors” in Part I, Item 1A. of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

GENERAL INFORMATION

Unless context otherwise requires, all references in this Annual Report on Form 10-K, or Annual Report, to “Immunocore,” the “Company,” “we,” “us” and “our” refer to Immunocore Holdings plc and, where appropriate, its consolidated subsidiaries.

KIMMTRAK® is our registered trademark. This Annual Report includes trademarks, trade names and service marks, certain of which belong to us and others that are the property of other organizations. Solely for convenience, trademarks, tradenames and service marks referred to in this Annual Report appear without the ®, ™ and SM symbols, but the absence of those symbols is not intended to indicate, in any way, that we will not assert our rights or that the applicable owner will not assert its rights to these trademarks, tradenames and service marks to the fullest extent under applicable law. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties.

RISK FACTORS SUMMARY

Our business is subject to a number of risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A. of this Annual Report. Set forth below is a summary list of the principal risk factors as of the date of the filing this Annual Report:

•	We have incurred significant losses in every year since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

•
Our ability to continue to generate revenues from KIMMTRAK and any other product candidates, if approved, is subject to being considered safe, effective, and having advantages over other therapies, and attaining and maintaining significant market acceptance among physicians, patients and healthcare payors.

•	Our revenues from KIMMTRAK may be significantly reduced by both existing and future legislation for drug pricing reforms requiring the payment of rebates.

•
Our future prospects are highly dependent on our ability to continue to successfully develop and execute our commercialization strategies for KIMMTRAK and any future products for which we may obtain regulatory approval. Failure to do so would adversely impact our financial condition and prospects.

•
We may require substantial additional funding to achieve our business goals. If we are unable to obtain this funding when needed and on acceptable terms, we could be forced to delay, limit or terminate our product development efforts.

•
We are heavily dependent on the success of our ImmTAX platform to identify and develop product candidates. If we or our collaborators are unable to successfully develop and commercialize our platforms or experience significant delays in doing so, our business may be harmed.

•	We face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.

•	We may be unable to successfully complete additional large-scale, pivotal clinical trials for any product candidates we develop after KIMMTRAK in mUM.

•
Our product candidates utilize a novel mechanism of action and involve novel targets which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

•	Clinical product development involves a lengthy and expensive process, with an uncertain outcome.

•
Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•	If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

•
Reports of adverse events or safety concerns involving KIMMTRAK or our product candidates could delay or prevent us from obtaining or maintaining regulatory approvals or could negatively impact sales of our products or the prospects for our product candidates.

•
Even though we have received regulatory approval for KIMMTRAK, and even if we receive regulatory approval for any of our other product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

•
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations and actions; litigation; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; loss of customers and sales; and other adverse consequences.

•
If we are unable to adequately protect our proprietary technology or obtain, maintain, protect and enforce patent and other intellectual property protection for our technology and products or if the scope of the protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

•
Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property or proprietary rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

•
The FDA and comparable foreign regulatory authorities’ regulatory pathways can be difficult to predict and whether, for example, further unanticipated clinical trials are required, will depend on the data obtained in our ongoing clinical trials.

•	Our future success depends on our ability to retain key executives and experienced scientists and to attract, retain and motivate qualified personnel.

•
Our existing therapeutic collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

•	As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

PART I

Item 1.	Business

We are a commercial stage biotechnology company pioneering the development of a novel class of TCR bispecific immunotherapies called ImmTAX (Immune mobilizing monoclonal TCRs Against X disease) designed to treat a broad range of diseases, including cancer, infectious and autoimmune diseases. Leveraging our proprietary, flexible, off-the-shelf ImmTAX platform, we are developing a deep pipeline in multiple therapeutic areas, including five clinical stage programs in oncology and infectious disease, advanced pre-clinical programs in autoimmune disease and earlier pre-clinical programs across three therapeutic areas.

In 2022, we received approval for our lead product, KIMMTRAK, for the treatment of unresectable metastatic uveal melanoma from the FDA, the European Commission and other health authorities. KIMMTRAK is now approved in 38 countries for the treatment of unresectable or mUM. In 2023, we launched KIMMTRAK in Austria, Israel, Italy, Finland, Switzerland and Belgium, and, reached price agreements with Canada and Australia with further commercial launches planned in additional territories where KIMMTRAK is approved.

KIMMTRAK is the lead product from our ImmTAX platform and was the first approved therapy in mUM. To date, we have treated over 2,000 cancer patients with KIMMTRAK, tebentafusp, and our other ImmTAX product candidates, which we believe is the largest clinical data set of any T cell engager bispecific in solid tumors and any TCR therapeutic. Our clinical programs are being conducted with patients with a broad range of cancers including melanoma, ovarian, lung, and colorectal, among others. We believe that these other tumor types have large addressable patient populations and significant unmet need. We are progressing two late-stage clinical programs within our ImmTAC (Immune mobilizing monoclonal TCRs Against Cancer) portfolio, including KIMMTRAK and the PRAME-targeted IMC-F106C.

KIMMTRAK is manufactured at facilities located in Denmark and Germany, with final packaging completed in the Netherlands. We are supporting the appropriate use of KIMMTRAK in the United States and Europe through a well-equipped and fit-for-purpose trained commercial team that includes commercial, medical, sales, and value access team members. We utilize a hybrid commercialization model that includes in-house and contracted resources in the United States and Europe. To support our commercial efforts, we have entered into an exclusive multi-regional agreement with Medison Pharma Ltd., or Medison, to help seek regulatory authorization and commercialize KIMMTRAK in Canada, Australia, New Zealand, Israel, Central and Eastern Europe, South and Central America, and the Caribbean.

Unlike antibody targeted immunotherapies that have a relatively small target pool, our approach relies on the power of T cell receptors, or TCRs, which are naturally occurring receptors found on the surface of T cells that have the ability to target nearly all of the human proteome. Natural TCRs give T cells the ability to scan for abnormalities in nearly any cell in the body that are presented as protein fragments, or antigens, by human leukocyte antigen, or HLA, on the cell surface. Our ImmTAX platform builds upon these natural TCRs to engineer soluble targeted and high-affinity TCRs. By engineering these TCRs through our ImmTAX platform, we are developing off-the-shelf, bispecific therapeutics, which are able to precisely target a wide range of proteins uniquely expressed by unhealthy and abnormal cells that cannot be targeted by current antibody-based immunotherapies.

Our ImmTAX bispecific therapeutics couple the targeting power of these engineered TCRs on one end with the other end displaying pre-optimized effector functions, which have the ability to drive a desired immune response at the site of the disease. This combination is designed to provide us with significant flexibility as we are able to engineer and tailor our ImmTAX therapeutics to target proteins that are specific to the disease we are trying to treat and then modulate the corresponding immune response by either boosting or inhibiting the immune system.

Our Pipeline

We are currently leveraging our platform within three therapeutic areas: cancer, infectious diseases, and autoimmune diseases. Our current pipeline includes five clinical stage assets. Our oncology portfolio includes numerous pre-clinical to late stage programs, including KIMMTRAK in advanced cutaneous melanoma and adjuvant uveal melanoma, IMC-F106C in a Phase 3 clinical trial in first- line advanced cutaneous melanoma, and in a Phase 1/2 clinical trial in multiple tumor types,  IMC-R117C for which we filed a clinical trial application, or CTA, in December 2023, and two ImmTAC molecules, IMC-P115C and IMC-T119C, approaching targeted submission of investigational new drug, or IND, applications or CTAs in the next twelve months. In infectious diseases, we are currently evaluating two candidates, IMC-M113V and IMC-109V, in Phase 1 clinical trials for a potential functional cure in human immunodeficiency virus, or HIV, and hepatitis B virus, or HBV, respectively. In January 2024, we expanded the ImmTAX platform into autoimmune diseases with the addition of two potential first-in-class new bispecific candidates entering the pipeline. Our current pipeline is below.

Our ImmTAC Platform (Oncology)

Within our ImmTAC platform, KIMMTRAK is approved in 38 countries for HLA-A*02:01-positive adult patients with unresectable or metastatic uveal melanoma, and is being evaluated in late-stage trials for adjuvant uveal melanoma and advanced cutaneous melanoma. IMC-F106C, a PRAME-targeted candidate, has advanced to a Phase 3 registrational trial, PRISM-MEL-301, in first-line advanced cutaneous melanoma, for which we expect to start enrolling patients in the first quarter of 2024, and we are enrolling patients in multiple expansion arms of the Phase 1/2 clinical trial. Additionally, there are three additional ImmTAC molecules approaching either the start of a Phase 1 clinical trial or IND/CTA submission in the next twelve months, and additional undisclosed pre-clinical programs. Our ImmTAC product candidates are bispecific, soluble TCR molecules featuring an antigen-specific targeting module based on our high-affinity, highly specific TCR system and our proprietary cluster of differentiation 3 (CD3) effector module for T cell recruitment, engagement and activation.

Our ImmTAC programs include:

•
KIMMTRAK (tebentafusp), our ImmTAC molecule targeting an HLA-A*02:01 gp100 antigen, is our first approved product. The FDA and the European Commission have approved KIMMTRAK (tebentafusp-tebn and tebentafusp, respectively) for the treatment of HLA-A*02:01-positive adult patients with unresectable or mUM. KIMMTRAK is currently approved in 38 countries. As of February 2024, we have commercially launched KIMMTRAK in 12 countries, including the United States, with further commercial launches underway in additional territories where we have received regulatory approval.

•
KIMMTRAK is also being evaluated for the treatment of 2L+ advanced cutaneous melanoma, or CM. We are currently enrolling patients in a randomized Phase 2/3 clinical trial (TEBE-AM) to investigate the potential of tebentafusp as a monotherapy or in combination with an anti-PD(L)1 therapy. This trial is enrolling patients with advanced CM, excluding only uveal melanoma, who have progressed on an anti-PD1, received prior ipilimumab and, if applicable, received a prior targeted therapy (BRAF mutant). We expect topline data from the Phase 2 portion of the trial to be available by the fourth quarter of 2024.

•
KIMMTRAK will also be evaluated for the treatment of adjuvant therapy for uveal (or ocular) melanoma. In 2023, we signed an agreement for a European Organisation for Research and Treatment of Cancer (EORTC)-sponsored trial to study KIMMTRAK as adjuvant therapy for uveal (or ocular) melanoma (ATOM) in HLA-A*02:01 positive patients. We anticipate that the EORTC will randomize the first patient in the trial in the second half of 2024.

•
IMC-F106C, the first PRAME x CD3 ImmTAC bispecific protein, is being evaluated in patients with first-line advanced CM in our PRISM-MEL-301 Phase 3 clinical trial in combination with nivolumab with a primary endpoint of progression-free survival, or PFS. PRISM-MEL301, the first PRAME Phase 3 clinical trial with IMC-F106C, will randomize patients with HLA-A*02:01-positive, first-line advanced CM to IMC-F106C + nivolumab versus a control arm of either nivolumab or nivolumab + relatlimab, depending on the country where the patient is enrolled. The trial was designed based on our analysis of the ongoing Phase 1 data in previously treated CM which demonstrated monotherapy clinical activity including partial responses (PR), durable tumor reduction, disease control (PR and stable disease), PFS and ctDNA reduction (consistent with prior reported data for IMC-F106C and tebentafusp). Additional rationale includes safety in combination with checkpoints (from the ongoing Phase 1 data and prior experience with tebentafusp) and evidence from across the platform for increased clinical activity in earlier line patients compared to later line.

•
IMC-F106C is also being tested in the, currently enrolling, monotherapy and combination arms of the Phase 1/2 clinical trial across multiple tumor types, including expansion arms for patients with platinum resistant ovarian, non-small cell lung, and endometrial carcinoma. The initial data from the Phase 1 clinical trial of IMC-F106C was presented at the 2022 European Society for Medical Oncology, or ESMO, Congress in September 2022. Durable Response Evaluation Criteria in Solid Tumors, or RECIST, responses and reduction in circulating tumor DNA, or ctDNA, were observed across multiple solid tumors. In August 2023, we provided an updated analysis of the initial eighteen uveal and cutaneous melanoma patients in the data set presented at ESMO 2022, which continued to show promising durability of the clinical activity (range of duration of patient response from 6 months to 17 months). We expect to report data from the ongoing monotherapy and combination cohorts throughout 2024 including CM (expected in the second quarter of 2024), ovarian (expected by third quarter of 2024), and non-small cell lung carcinoma (expected by fourth quarter of 2024).

•
IMC-P115C, our half-life extended ImmTAC molecule targeting an optimal HLA-A*02 PRAME, is advancing towards a targeted IND application / CTA submission for IMC-P115C in the middle of 2024. This ImmTAC candidate was designed with the aim of improving patient convenience. IMC-P115C targets the same PRAME-A02 peptide and uses essentially the same CD3 end and T-cell-receptor, or TCR, specificity as IMC-F106C.

•
IMC-T119C, our ImmTAC molecule targeting an optimal HLA-A*24 PRAME, is advancing towards a targeted IND application or CTA submission for IMC-T119C in the fourth quarter of 2024. HLA-A24 is an HLA-type that is estimated to be present in 60% of people in Japan and 15-20% in Western populations.

•
IMC-R117C, our ImmTAC molecule targeting an optimal HLA-A*02 PIWIL1, is expected to enter a Phase 1 clinical trial in 2024. We submitted a CTA in December 2023. PIWIL1 is believed to play a role in tumor progression and is expressed across a range of tumors including colorectal, which is historically insensitive to immune checkpoints, as well as other gastrointestinal cancers. PIWIL1 is also reported to be a negative prognostic marker. We believe IMC-R117C is the first PIWIL1 targeted immunotherapy.

In February 2023, we elected to withdraw from co-funding the MAGE-A4 HLA-A02 program, IMC-C103C with Genentech, Inc. Genentech, therefore, has acquired an exclusive worldwide license to the MAGE-A4 HLA-A02 soluble TCR bispecific therapeutic candidate compounds, and is fully responsible for all further development and commercialization of such candidate compounds, at its expense. The licenses granted to Genentech do not include any rights to (i) affinity-enhanced TCRs or (ii) TCR therapeutic compounds, in each case (i) and (ii) that are directed to targets other than MAGE-A4.

Our ImmTAV Platform (Infectious Diseases)

We have advanced the first two programs from our ImmTAV (Immune mobilizing monoclonal TCRs Against Virus) platform into the clinic. Our ImmTAV product candidates are bispecific soluble TCR molecules featuring our ImmTAX TCR-based targeting system with high specificity for low-expression viral antigens, combined with the proprietary anti-CD3 effector module for T cell engagement and activation that has been evidenced by our clinical oncology pipeline. We are seeking to develop therapeutics that can provide a functional cure to chronic viral disease and are focusing initially on HIV and HBV.

Our ImmTAV programs include:

•
IMC-M113V, our ImmTAV molecule targeting a human immunodeficiency virus gag antigen bispecific TCR molecule, is being evaluated in a Phase 1 clinical trial for which we are currently enrolling patients. Our goal is to develop a functional cure for HIV. Initial Phase 1 safety and pharmacodynamic activity data from the single ascending dose, or SAD, portion of the trial was presented at the Conference on Retroviruses and Opportunistic Infections (CROI) in 2023. IMC-M113V was well tolerated at doses where we observed biomarkers of T cell engagement. We are enrolling up to 28 participants living with HIV in the multiple ascending dose, or MAD, part of the trial, to identify a safe and tolerable dosing schedule that could lead to reduction in the viral reservoir and control of HIV after stopping antiretroviral therapies, or functional cure. We expect to present a data update from the Phase 1 clinical trial in the second half of 2024.

•
IMC-I109V, our ImmTAV molecule targeting a conserved hepatitis B virus envelope antigen, is being evaluated in a Phase 1 clinical trial in patients with chronic HBV who are non-cirrhotic, hepatitis B e-Antigen negative, and virally suppressed on chronic nucleot(s)ide analogue therapy. In 2023, we amended the trial design in the ongoing Phase 1 clinical trial with IMC-I109V for people living with HBV to include HBV-positive hepatocellular carcinoma. Our goal is to develop a functional cure for HBV. We are enrolling patients in the SAD portion of the trial.

Our ImmTAAI Platform (Autoimmune Diseases)

While our ImmTAC and ImmTAV platforms attempt to provide therapeutic benefit by driving an immune response against targeted cells, our ImmTAAI (Immune modulating monoclonal TCRs Against AutoImmune disease) platform leverages our ImmTAX platform to generate product candidates designed to provide precision tissue-specific downmodulation of the immune system for the treatment of autoimmune diseases. When tethered to the tissue of interest, the ImmTAAI candidates suppress pathogenic T cells via PD1 receptor agonism. We believe we can use our ImmTAAI platform to develop a portfolio of product candidates to treat autoimmune diseases with a high unmet medical need and provide significant benefit to patients.

Our ImmTAAI programs include:

•
IMC-S118AI, our ImmTAAI molecule specifically targeted to the pancreatic beta-cells for disease modifying treatment in type 1 diabetes, will be advancing towards GMP manufacturing in 2024. IMC-S118AI recognizes a peptide from pre-proinsulin presented by HLA-A2*01 on beta-cells coupled with a PD1 agonist effector arm. Type 1 diabetes is an autoimmune condition in which the patient’s immune system attacks and kills the beta-cells responsible for controlling glucose levels through the release of insulin. Progressive loss of beta cells leads to loss of glucose control requiring life-long monitoring and treatment with exogenous insulin. We believe IMC-S118AI has the potential to provide a differentiated option for treatment with advantages of tissue-specific down modulation without immunosuppression.

•
Undisclosed universal skin antigen-presenting cells, or APCs, targeted ImmTAAI, targets a non-HLA restricted or ‘universal’ target expressed on APCs in the skin. APCs, through their role of priming and restimulating T cells are believed to play a role in many autoimmune and inflammatory diseases. We believe that precision targeting of our PD1 agonist based immune inhibitory molecule to these key cells involved in the establishment and maintenance of disease will provide clinical benefit to patients and the potential to modify the course of disease. We are considering this target for treatment of a range of dermatological diseases.

Our 2024 Strategic Priorities

Our strategic priorities for 2024 include:

•
Growing sales of KIMMTRAK (tebentafusp) in the United States and globally in HLA-A02+ metastatic uveal melanoma patients. Expanding KIMMTRAK beyond its initial approved indication with the registrational TEBE-AM trials for second-line or later cutaneous melanoma and the EORTC-sponsored trial for adjuvant uveal (or ocular) melanoma, or ATOM.

•
Advancing our PRAME franchise in multiple solid tumors and broadening the addressable population (HLA-A24). Randomization is expected to begin in the first quarter of 2024 in the PRISM-MEL301 registrational trial for IMC-F106C in first-line cutaneous melanoma, and we expect to present data from the Phase 1/2 clinical trial monotherapy and combination cohorts throughout 2024. We expect to submit clinical trial applications (CTAs)/INDs for IMC-P115C (PRAME HLA-A2 Half-Life-Extended) and IMC-T119C (PRAME HLA-A24) candidates in 2024.

•	Bringing novel ImmTAC candidates to the clinic, leading with IMC-R117C, a potential first-in-class ImmTAC candidate targeting PIWIL1 with focus on colorectal and gastric cancers.
•	Evaluating the potential for a functional cure in infectious diseases with lead candidates for HIV and HBV.
•
Initiating GMP manufacturing for our first two autoimmune candidates, including the potential first in class, tissue tethered, TCR bispecific PD1 agonist for type 1 diabetes and a novel non-HLA restricted (universal) PD1 agonist for dermatology.

Overview of ImmTAX Platform

Our therapeutic platform takes advantage of human TCRs through engineering of novel therapies known as Immune mobilizing monoclonal TCRs Against X disease, or ImmTAX. Our ImmTAX product candidates are bispecific therapeutics that are comprised of two key elements—a TCR targeting system and an effector function—that, when combined, are designed to give our platform significant flexibility to treat a range of diseases.

Specifically, our optimized ImmTAX bispecifics couple a high-affinity TCR targeting system with a range of effector functions tailored for the specific disease being addressed. TCRs are naturally found on the surface of T cells and are programmed to scan for abnormalities in the body through binding protein fragments presented by HLA on the surface of other cells. We have been able to build upon the activity of natural TCRs to develop high-affinity TCRs, which allow for a precise targeting by our therapeutics of unhealthy and abnormal cells. Our TCR targeting system can be customized to target almost any protein within the human proteome, thereby increasing the potential for an on-target immune response. We accomplish this by identifying proteins that are specific to a disease, and customizing the TCR domain of our ImmTAX molecules to target the HLA fragment presented by that specific protein. Below is a depiction of how our ImmTAX molecules combine a TCR targeting domain with a range of effector functions that can either activate or turn off the immune system (e.g., anti-CD3 or PD1 agonist).

ImmTAX

Target cell
HLA
Peptide
Targeting domain
engineered TCR (pM)
Effector domain
immune activator
or inhibitor (nM)
ImmTAX
Receptor
Any T cell

The other component of our ImmTAX molecules is an effector antibody fragment designed to mimic the body’s natural mechanisms for modulating the immune system, thereby allowing us to develop product candidates which are designed to generate a range of immune responses depending on the disease that is being treated. For example, for diseases such as cancer or infectious disease where an enhanced immune response is required, certain effectors can be applied to drive a potent immune response recruiting any T cell to attack the targeted cell. Alternatively, for certain autoimmune diseases where establishing control of an aberrant immune response is required, certain other effectors can be used to mimic the body’s natural control mechanisms.

We believe the flexibility of our approach will allow us to develop therapeutics designed to treat a broad range of diseases. While we have focused our initial efforts on oncology, we are broadening our development efforts to infectious diseases and autoimmune conditions. We have named each of these platforms according to their therapeutic area to distinguish the type of target recognized by the TCR targeting system and the selected effector function:

•	ImmTAC – Immune mobilizing monoclonal TCRs Against Cancer

•	ImmTAV – Immune mobilizing monoclonal TCRs Against Viruses

•	ImmTAAI – Immune modulating monoclonal TCRs Against AutoImmune disease

Advantages of our ImmTAX Platform

Our ImmTAX platform enables us to combine a high-affinity TCR targeting system with a range of immune-activating effector domains resulting in what we believe is a highly tailored and flexible approach to treat a broad range of diseases with a number of potential advantages, which are described below:

Ability to access significantly larger pool of cellular targets compared to currently approved therapies. Currently approved antibody-targeted therapies are limited to cell surface protein targets, a subset that makes up approximately 10% of the human proteome. Our ImmTAX platform has the potential to access a significantly larger pool of cellular targets when compared to antibody-targeted therapies, given their ability to target intracellular proteins, thereby expanding the total addressable therapeutic landscape. By using TCRs specific to HLA complexes, our ImmTAX platform allows for the selection of targets expressed by indications for which there are no currently effective antibody targets. Additionally, our platform benefits from the ability to select targets with very high levels of differential expression between healthy and diseased cells, thereby allowing clinical doses to be increased with manageable toxicity. The targeting advantage of our platform versus antibody-targeted therapies is shown below.

Antibody Based Therapies and Antibody Targeted CAR T
Targeting ~10% of the Proteome
Target cell
Only ~10% of proteins are surface proteins
Antibodies
ADC
Bispecifics
Antibody targeting targets ~10% of proteome
CAR T cell
ImmTAX
Targeting >90% of the Proteome
Target cell
>90% of proteins are intracellular proteins (displayed as HLA-peptide complex)
HLA
Peptide
Targeting domain
engineered TCR (pM)
ImmTAX targets >90% of proteins
Effector domain
immune activator or inhibitor (nM)
ImmTAX
Receptor
Any T cell

Ability to engineer ImmTAX with million-fold greater affinity and enhanced specificity allows for precise cellular targeting. Natural TCRs have binding half-lives measured in seconds and broad specificity profiles. Our processes are unique in our ability to consistently engineer TCRs with million-fold improvements in affinity over natural TCRs while simultaneously improving specificity. We believe this proprietary engineering technology will allow us to develop therapeutics that have antibody-like binding properties with high specificity and target binding half-lives measured in hours to days. These properties are designed to enable low doses of drug required and prolonged binding to cell targets. Additionally, the high specificity and affinity of ImmTAX give them the ability to bind to targets that are present with extremely low density across the cell surface.

Ability to address a broad range of disease types by leveraging a variety of precise effector domains to drive a specific immune response. Affinity enhanced TCRs are coupled in a modular fashion to one of our pre-optimized immune-modulatory effectors to fine tune the characteristics of the therapy specific to the biology factors for a disease indication. By optimizing factors such as potency, therapeutic index and clearance characteristics, we aim to maximize potential clinical benefit. Using this modular approach, we are developing immune activating therapies for both cancer and infectious diseases which are designed to potently and specifically eliminate TCR targeted cells through redirection of non-exhausted polyclonal T cells. For autoimmune diseases, we employ an effector function that provides potent tissue-specific downmodulation of the immune system, with the goal of minimizing harmful systemic immunosuppression.

Sales and Marketing

We have launched KIMMTRAK in 12 countries, including the United States, Germany, France and a number of other countries, and we are focused on driving increasing awareness and adoption of KIMMTRAK as a treatment for mUM amongst mUM patients and their healthcare providers. Our focus is to utilize our commercial capabilities to continue to meet patient demand in our major markets, and to launch in further markets in 2024. A breakdown of net product revenue from the sale of KIMMTRAK and net pre-product revenue from the sale of tebentafusp as part of a compassionate use and early access program is presented by country / region based on the location of the customer below.

	2023	2022	2021
United States	$169,791	$96,893	$—
Europe	67,628	42,745	4,078
International	1,316	1,049	—
Total revenue from the sale of therapies	$238,735	$140,687	$4,078

Medison is the exclusive distribution partner for KIMMTRAK in Canada, Australia, New Zealand, Israel, Central and Eastern Europe, South and Central America, and the Caribbean.

Reimbursement

Coverage in the United States, Europe and other territories

In the United States, it is essential to obtain third-party payor coverage policies, coding mechanisms, and adequate payment to expand market acceptance and adoption of KIMMTRAK as a treatment for mUM. In 2023, we continued working with the U.S. commercial third-party payor community in order to maintain coverage for KIMMTRAK.

In Europe, pricing and reimbursement agreements were signed in Germany and Italy. Commercial KIMMTRAK is sold in France according to the government’s early access programs, while final price negotiations are ongoing.

In order to maximize KIMMTRAK revenue, we are continuing our reimbursement and pricing submissions and negotiations in several additional countries, with price agreements reached recently in Canada and Australia.

Manufacturing and Drug Supply

We have an internal Chemistry, Manufacturing and Controls (CMC) group which conducts studies in molecular bioengineering, process development, analytical assay development, product characterization, formulation development and stability studies in support of current Good Manufacturing Practice, or cGMP-compliant manufacturing.

We do not currently own or operate manufacturing facilities for the production of clinical or commercial ImmTAX product candidates and we have no intention to build out our own manufacturing capabilities in the foreseeable future. Instead, we outsource to contract manufacturing organizations, or CMOs, for both drug substance and drug product production and have a successful cGMP-compliant manufacturing history of production of cGMP batches. We develop the upstream fermentation and downstream purification processes, as well as developing the analytical assays for quality control batch release testing and stability studies in-house and then transfer the technology and know-how to the CMOs to establish, scale-up, validation and manufacturing. This outsourced approach to manufacturing requires the CMOs to establish master and working cell banks, ImmTAX reference standards and produce the cGMP-compliant drug substance, and/or cGMP-compliant drug product. We conduct quality and technical audits of the CMOs to monitor the manufacturing operations and ensure compliance with the mutually agreed process operations and cGMP-regulations.

For KIMMTRAK, we currently contract with the following well-established third-party manufacturers:

•	AGC Biologics A/S, headquartered in Copenhagen, Denmark; and
•	Simtra Biopharma Solutions, headquartered in Halle/Westfalen, Germany

In previous years, our manufacturers have manufactured triplicate Process Performance Qualification batches, and, more recently, commercial large-scale manufacturing batches of drug substance and drug product of KIMMTRAK. We believe the manufacturing capacity of our CMOs will be sufficient for further commercial launches and ongoing commercial supply. AGC Biologics A/S and Simtra Biopharma Solutions are positioned to provide longer term commercial manufacture of KIMMTRAK, with the storage, global distribution, packaging and labelling operations being provided by Deutsche Post DHL Group.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies and intense competition. We believe that our approach, strategy, TCR experience and ultimately, our ImmTAX platform provide us with competitive advantages. However, we expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or with their collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TCR based therapeutics to address unmet needs in cancer including: Adaptimmune Therapeutics plc, Immatics Biotechnologies GmbH, or Immatics (alone and in collaboration with Bristol Myers Squibb), Adaptive Biotechnologies Corporation, or Adaptive, pure MHC, LLC, BioNTech SE, Genentech, Matterhorn, Anocca, Enara Bio and Regeneron Pharmaceuticals, Inc., or Regeneron, who are also seeking to identify peptide HLA targets and develop product candidates; T-Knife GmbH, Adaptive, 3T Biosciences, Inc., MediGene, Regeneron, bluebird Bio, Inc., Takara Bio Inc., Bristol-Myers Squibb Company, GSK, Kite Pharma, Lion TCR, TCR Cure, Corregene Biotechnology Co. LTD, and TScan who are developing TCR-based cell therapies; F. Hoffmann-La Roche Ltd, Amgen, Inc., Genmab, Inc., Molecular Partners, 3T Biosciences, Inc., and CDR-Life Inc. are developing CD3-based TCR bispecific compounds or TCR mimetic antibodies.

We are aware of various companies and academic institutions that are developing TCR transduced cell therapies against a range of pHLA targets, some of which may overlap with product candidates in our pipeline such as PRAME. Specifically in regards to PRAME, we are aware that Immatics and Medigene are both conducting Phase 1 clinical trials of PRAME-directed cellular therapies and Immatics has also initiated a Phase 1/2 clinical trial of a PRAME TCRxCD3 half-life extended bispecific approach.

Oncology

Any ImmTAC product candidates that we successfully develop and commercialize for oncology indications may compete with existing products and new products that may become available in the future. There is intense competition in the field of oncology from multiple different treatment modalities and new approaches are continually emerging.

In August 2023, Delcath Systems, Inc. announced the approval and U.S. launch of HEPZATO KIT, a liver directed therapy that delivers a high dose of melphalan to the liver via percutaneous hepatic perfusion. This system is marketed in the European Union as a CE Marked medical device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT). We are aware of several other companies with product candidates in clinical development including anticipated program updates from Ideaya Biosciences’ first-line non-HLA-A2 mUM registration Phase 2/3 clinical trial in 2024, in addition to clinical efficacy and regulatory updates for the neoadjuvant UM Phase 2 by mid-2024 and 2024, respectively.

HIV

There are now over 30 antiretroviral medications in six drug classes approved for the treatment of HIV. Antiretroviral therapy (ART) consists of treatment with a combination of two or three agents targeting different stages of the virus life cycle. If started early, ART provides a normal lifespan, prevents immunodeficiency and stops the spread of HIV. However, treatment does not provide a cure and must be taken continuously for life to prevent relapse. Furthermore, there is no effective vaccine to prevent HIV. We are aware of competitors pursuing a cure (e.g. by targeting the viral reservoir or using therapeutic antibodies to suppress viral relapse) but these are in early-stage clinical trials and have not yet demonstrated functional cure, as opposed to viral control.

Chronic HBV

There are numerous antiviral therapies approved by the FDA for the treatment of chronic HBV infections. These treatments consist of life-long antiviral therapy to suppress virus replication. This can slow the progression of liver cirrhosis and reduce the incidence of liver cancer, but most patients do not achieve functional cure. There are also FDA-approved vaccinations that provide effective prophylaxis against HBV, although they do not reverse or cure the disease in people who have already contracted the virus.

Intellectual Property

We strive to protect and enhance the proprietary technologies, inventions and improvements that we believe are important to our business, including by seeking, maintaining, enforcing and defending patent rights for our therapeutics and platform, whether developed internally or licensed from third parties. Our success will depend on our ability to obtain and maintain patent, trademark and other intellectual property protection for our therapeutic products, product candidates and platform technology, preserve the confidentiality of our know-how and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties. For more information, please see “Item 1A. Risk Factors—Risks Related to Intellectual Property.”

We seek to protect our proprietary position by filing patent applications in territories that are commercially important for our therapeutic products, product candidates and technology platform technologies, generally including but not limited to the United States, Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Mexico, New Zealand, South Africa and South Korea. We also rely on data exclusivity, market exclusivity and patent term extensions where available, including any relevant exclusivity through supplementary protection certificates and orphan or pediatric drug designation.

As of December 31, 2023, our global portfolio comprises over 600 patents and pending applications, including at least 25 issued U.S. patents and more than 300 ex-US patents. The majority of our patents and patent applications are solely owned. The portfolio includes solely owned patents and patent applications directed to our commercial TCR product (KIMMTRAK), our product candidates (including IMC-F106C, IMC-M113V, IMC-I109V, IMC-P115C, IMC-R117C, IMC-T119C, and IMC-S118AI), and our platform technology used to identify and generate our therapeutic candidates, novel targets, formulations and methods of treatment. A minor proportion of the portfolio, comprising certain older platform IP, is jointly owned in equal share with Adaptimmune. We control the prosecution of the jointly owned patents and patent applications, and we have rights under the joint patents as required to develop and commercialize our therapeutics. For more information on our assignment and exclusive license agreement with Adaptimmune, see “Item 1. Business—Our Collaborations and License Agreements—Assignment and Exclusive License Agreement with Adaptimmune.”

We can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage.

We have not in-licensed any issued patents relating to our product or product candidates.

KIMMTRAK (tebentafusp)

As of December 31, 2023, we own granted patents and patent applications covering the composition of matter of our commercial product KIMMTRAK (tebentafusp). The patents include claims that cover the specific sequence of KIMMTRAK, as well as claims that cover TCR variants with similar biological properties. Granted patents have been obtained in major territories including two in the United States and 28 in foreign jurisdictions, including Europe (including United Kingdom, France, Germany, Italy, Spain, Ireland, Denmark and the Netherlands), Australia, Canada, China, Hong Kong, Japan, Mexico, Eurasia and South Africa. These granted patents are expected to expire in 2030. Applications for patent term extension and/or supplementary protection certificates have been filed in several jurisdictions including the United States, which, if granted, could extend protection by up to 5 years to 2035. Further patent families have been filed including to cover the label dosing regimen, formulation, and methods of treatment. If granted these applications would extend protection to at least 2042.

ImmTAX pipeline

As of December 31, 2023, we solely own patent families covering the composition of matter of each of our oncology, infectious disease, and autoimmune pipeline candidates, including issued U.S. patents covering the composition of matter of our PRAME (IMC-F106C) candidate. In each case, claims of the composition of matter patents or patent applications are directed to the therapeutic candidates and to variants with similar biological properties. The issued U.S. patents for IMC-F106C composition of matter patents are estimated to expire in 2038, excluding any additional term for patent term adjustments or patent term extensions. Further patent applications have been filed relating to IMC-F106C dosing regimens and methods of treatment.

Our ImmTAX platform

As of December 31, 2023, we solely own a number of patents and patent applications related to our ImmTAX platform. The oldest patent families relating to our ImmTAX TCR bispecific format will expire starting in 2030. We have filed further platform patent families relating to TCR bispecifics with improved therapeutic properties, including formats with extended in vivo half-life and improved anti-CD3 effector functions, as well as therapeutic formats for the treatment of autoimmune indications. Such pending patent applications, if granted, are expected to expire between 2039 and 2043, excluding any additional term for patent term adjustments or patent term extensions.

We jointly own in 50% equal share with Adaptimmune platform patent families relating to methods and tools for selecting TCRs in the early pipeline. The latest of these will expire in 2036.

HLA target peptide patent applications

As of December 31, 2023, we own a number of patent families relating to novel HLA-restricted peptide targets and their use. Such patents and pending patent applications, if granted, are expected to expire between 2036 and 2037, excluding any additional term for patent term adjustments or patent term extensions.

Patent term

Typically, we file our priority applications at the U.K. Intellectual Property Office, or UKIPO, and/or at the U.S. Patent and Trademark Office, or USPTO. This is followed 12 months later by the filing of a patent application under the PCT claiming priority from the initial application(s), and/or national applications. Further data can be added to the application during the priority year and the resulting patent term is calculated from the PCT filing date. This strategy allows us to obtain an early priority date while additional experimental data are generated. At the end of the PCT period, generally two and a half years from the priority date, separate patent applications can be pursued in any of the 157 PCT member states. Our PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within such PCT period in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose any patent protection on the inventions disclosed in such patent applications. For all patent applications, we determine claiming strategy and territory coverage on a case-by-case basis. Advice of counsel and alignment with overarching business objectives is always considered. We regularly reassess the value of the patents and patent applications in our portfolio.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries in which we have filed patent applications, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted for a portion of the term effectively lost as a result of the FDA regulatory review period, subject to certain limitations and provided statutory and regulatory requirements are met. For more information on patent term extension, see “Item 1. Business—Government Regulation—Patent Term Restoration and Extension.” As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our owned pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated, narrowed, held unenforceable, infringed or circumvented. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide. See “Item 1A. Risk Factors—Risks Related to Intellectual Property.”

Trade secrets

In addition to patent protections, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect our proprietary information, in part, by using confidentiality agreements with our collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements and invention assignment agreements with our collaborators and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We cannot guarantee, however, that we have executed such agreements with all applicable counterparties. Furthermore, these agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors and other third parties. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, please see “Item 1A. Risk Factors — Risks Related to Intellectual Property.”

Third-party rights

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our current or future product candidates may have an adverse impact on us. For more information, please see “Item 1A. Risk Factors—Risks Related to Intellectual Property.”

Trademarks

As of December 31, 2023, our trademark portfolio contains registrations or registration applications for our commercial product KIMMTRAK as well as for IMMUNOCORE, in the United States and other relevant jurisdictions.~~,~~ We also have trademark registrations or registration applications relating to our platform technology, including ImmTAX, ImmTAC, ImmTAV and ImmTAAI in the United States and in certain foreign jurisdictions.

Our Collaborations and License Agreements

Genentech Collaboration

In June 2013, we entered into a research collaboration and license agreement, or the 2013 Genentech Agreement, with Genentech, and F. Hoffmann-La Roche Ltd, or Roche, pursuant to which we along with Genentech and Roche agreed to collaborate in the development, manufacture and ultimately, commercialization of soluble TCR bispecific therapeutic candidate compounds. Under the 2013 Genentech Agreement, Genentech paid us an initial upfront payment of $20 million in exchange for exclusive licenses to two of our targets, MAGE-A4 and as well as an undisclosed target. In November 2018, Genentech exercised its right of first negotiation under the 2013 Genentech Agreement with respect to our IMC-C103C program and we entered into a research collaboration and license agreement, or the 2018 Genentech Agreement, pursuant to which we and Genentech agreed to collaborate in the development and commercialization of certain compounds targeting MAGE-A4, specifically pHLA-A2. We received an aggregate of $100 million from Genentech, consisting of an initial upfront payment of $50 million and $50 million paid upon an IND filing for the first clinical trial of the product candidate compound, in exchange for granting Genentech rights to co-develop/co-promote our program called IMC-C103C. Under the 2018 Genentech Agreement, we granted Genentech a co-exclusive worldwide license to our intellectual property rights in MAGE-A4 soluble TCR bispecific therapeutic candidate compounds to advance the development and commercialization of such compounds.

In February 2023, Genentech accepted our proposal to cease co-funding of the development of all MAGE-A4 HLA-A02 targeted programs, except for our equal share of the wind-down costs of the IMC-C103C Phase 1 clinical trial. Following withdrawal of our co-funding arrangement, Genentech acquired an exclusive worldwide license to MAGE-A4 HLA-A02 soluble TCR bispecific therapeutic candidate compounds developed under the collaboration. In addition, Genentech became wholly responsible for all further development and commercialization of any candidate compounds, at their expense. The licenses granted to Genentech following the 2023 co-funding withdrawal do not include any rights to (i) affinity-enhanced TCRs or (ii) TCR therapeutic compounds, in each case (i) and (ii) that are directed to targets other than MAGE-A4 HLA-A2.

Under the 2018 Genentech Agreement we are still eligible to receive potential development and commercial milestone payments, and potential royalties from Genentech on any sales of a MAGE-A4 HLA-A02 targeted product, estimated to be at least through 2037 if applicable patent application(s) are granted, based on terms related to valid patent claim(s) remaining in force and/or a minimum of 10 years following first commercial sale.

Genentech continues to maintain a right of negotiation in respect of other TCR therapeutic candidate compounds that target MAGE-A4 by binding to an antigen other than HLA-A02, should we discover any therapeutic candidate compounds and seek to license the rights to a third party, as prescribed under terms of the 2018 Genentech Agreement.

GSK Collaboration

In 2022, we terminated our collaboration and license agreement, or the GSK Agreement, with GlaxoSmithKline Intellectual Property Development Ltd, or GSK, and no further revenue is expected from GSK. GSK has no further rights to targets under the GSK Agreement.

We originally entered into the GSK Agreement in June 2013, pursuant to which we and GSK agreed to collaborate in the development of soluble TCR bispecific therapeutic compounds, for up to four targets, and we received payments totaling $31.8 million in upfront payments and early development milestones under the GSK Agreement.

Lilly Collaboration

In 2022, we terminated our development and license agreement, referred to, as subsequently amended, as the Lilly Collaboration, with Eli Lilly and Company, or Lilly, and no further revenue is expected from Lilly. Lilly has no further rights to targets under the Lilly Collaboration.

We originally entered into the Lilly Collaboration in July 2014, pursuant to which we and Lilly agreed to collaborate in the development, manufacture and commercialization of soluble TCR bispecific therapeutic compounds for up to three targets, and we received an upfront fee payment of $45 million under the Lilly Collaboration.

Gates Collaboration

In September 2017, we entered into a $40 million convertible loan agreement and a global access agreement with the Gates Foundation, pursuant to which we agreed to develop, manufacture and commercialize soluble TCR bispecific therapeutic candidates targeted to neglected diseases, primarily tuberculosis and HIV, with the potential to treat people at an affordable price in developing countries. In March 2020, we and the Gates Foundation amended and restated the global access agreement, or the Gates Agreement, pursuant to which we are required to take certain actions to support the mission of the Gates Foundation. The Gates Agreement was further amended in February 2021. The initial tranche of $25 million was directed to the development of product candidates for the treatment of tuberculosis or HIV, and converted into equity as part of our series B preferred share financing. In connection with our entry into a subscription agreement with the Gates Foundation, we terminated the outstanding convertible loan note purchase agreement with the Gates Foundation by deed of termination, as the Gates Foundation instead subscribed for the remaining amount of the loan ($15 million) as part of a concurrent private placement in connection with our initial public offering.

Pursuant to the terms of the Gates Agreement, the Gates Foundation has the ability to request additional product development work for the development of product candidates for the treatment of indications aligned with the Gates Foundation’s charitable goals, with the terms of any such work to be negotiated in good faith between us and the Gates Foundation.

We are required to use diligent efforts to complete agreed upon research plans for tuberculosis and HIV. While we delivered a potential product candidate for the treatment of tuberculosis, under a program within the Gates Agreement, leveraging our universal HLA-E capabilities, the governing committee selected instead a potential HIV product candidate for GMP manufacture and for evaluation in a Phase 1 clinical trial. If requested by the Gates Foundation, we will be required to continue further development of the HIV program through commercialization of a final product with the terms of any such work to be negotiated in good faith between us and the Gates Foundation.

In the event of certain defaults by us under the Gates Agreement, the Gates Foundation has a right to sell (or require a buy-back by us of) any of the equity securities held by the Gates Foundation. In such an event, if within 12 months after such redemption or sale, we experience a change in control at a valuation of more than 150% of the valuation used for the redemption or the sale of the shares, we have agreed to pay the Gates Foundation compensation equal to the excess of what it would have received in such transaction if it still held its shares at the time of such a change of control over what it received in the sale or redemption of its shares.

Under the terms of the Gates Agreement, we have full control over the development, commercialization and pricing of the Gates Foundation funded programs in developed countries. Within a defined list of developing countries, we have an obligation to abide by the Gates Foundation global access principles, which includes pricing restrictions and a requirement that we use diligent efforts to make funded products available in such countries. We also grant the Gates Foundation certain non-exclusive, perpetual, royalty-free licenses under our intellectual property and products developed using funds from the Gates Foundation for the benefit of people in identified developing countries. These licenses would only be exercised in certain defined default events, including where we are unwilling or unable to continue with the development of a program or where we are in breach of certain obligations under the Gates Agreement (including the global access commitments). Under the terms of the Gates Agreement, the Gates Foundation can request that we work on further neglected diseases (excluding hepatitis, oncology or autoimmune diseases) provided acceptable terms can be reached. We also have an obligation to make available certain research tools on a royalty-free basis to certain entities supported by the Gates Foundation and other third parties and certain obligations relating to publishing of scientific results of our work.

Gadeta Collaboration

In December 2022, we entered into a Collaboration, Option and License Agreement, or the Gadeta Collaboration, with Gadeta B.V., or Gadeta, which was acquired by Clade Therapeutics, or Clade, in October 2023. Under the Gadeta Collaboration, we will collaborate on ‘201 γδ-TCR target discovery, and we will have the option to develop ImmTAC therapies derived from the ‘201 TCR as part of the research collaboration. Following the acquisition of Gadeta by Clade, the rights under the Gadeta Collaboration then were transferred to a newly established entity called Ateda Therapeutics, or Ateda. Our rights and obligations under the terms of the Gadeta Collaboration have not altered through this transfer and we have an option for an exclusive license to further research, develop and commercialize an ImmTAC candidate from the Gadeta Collaboration. If we exercised this option, Ateda could be eligible to receive further payments from us. We have made total payments of $2.0 million to Gadeta under the Gadeta Collaboration as of December 31, 2023. Any further payments under the Gadeta Collaboration will be due to Ateda.

Assignment and Exclusive License Agreement with Adaptimmune

In May 2013, we entered into an assignment and exclusive license agreement with Adaptimmune Limited, which is the U.K. subsidiary of Adaptimmune Therapeutics plc. Our agreement with Adaptimmune relates to the joint ownership and licensing of certain patents, patent applications, rights in know-how and other intellectual property rights, or the Adaptimmune License. Pursuant to the Adaptimmune License, we and Adaptimmune jointly own certain identified patents, patent applications, rights in know-how and other intellectual property rights in equal shares. We each grant the other party an exclusive, royalty-free, irrevocable license, with the right to sub-license, under those jointly owned intellectual property rights in separate fields. Adaptimmune’s exclusive field relates to treatment of patients with engineered TCR therapeutic candidates and our exclusive field relates to the treatment of patients with soluble TCRs. There is no royalty payable under the Adaptimmune License but we share equally in the costs associated with the filing, maintenance and prosecution of the jointly owned patents and patent applications covered by the Adaptimmune License.

The Adaptimmune License is effective until the later of the expiration of the last to expire jointly owned patent under the Adaptimmune License or the jointly owned know-how ceasing to be confidential. The Adaptimmune License cannot be terminated by either party. Upon the insolvency of either party, the other party has the right to take over patent prosecution of the licensed patents and to request assignment of the insolvent party’s interest in all the licensed patents, know-how and results on commercially reasonable terms.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in the European Union (EU) and other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Data Privacy and Security Laws

We also are or may become subject to privacy laws in the jurisdictions in which we operate, have partners, or sell or market our products or run clinical trials. For example, we are or may become subject to privacy and data protection laws, such as the EU’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s equivalent law, or U.K. GDPR, and the Health Insurance Portability and Accountability Act as amended, or, HIPAA, in the United States, among many others. Our regulatory obligations in foreign jurisdictions could harm the use or cost of our solution in international locations as data protection and privacy laws and regulations around the world continue to evolve.

Certain aspects of our business, including those for which we rely upon collaborators, service providers, contractors or others, are or may become subject to HIPAA and its implementing regulations, which establish standards for covered entities (certain healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information, including, among other requirements, mandatory contractual terms and technical safeguards designed to protect the privacy, security and transmission of protected health information and notification to affected individuals and regulatory authorities in the event of certain breaches of security of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included sweeping expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010. Among other things, the HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, or independent contractors or agents of covered entities, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, as well as their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

Failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce and be construed as a violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

As a company established in the United Kingdom, our processing of personal data is subject to the U.K. GDPR; it is also, or may also become, in certain circumstances subject to the EU GDPR. Each of these regulations requires stringent standards of data privacy and security concerning personal data and potentially significant sanctions.

The United Kingdom and Member States of the EU, or Member States, each may introduce further restrictions on personal data processing, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase. In particular, the U.K. GDPR and EU GDPR significantly restrict the transfer of personal data to the United States and other countries whose privacy laws are considered ‘inadequate’ for the purposes of either or both of those regulations, as they may apply. If there is no lawful manner for us to effect cross-border transfers of personal data in compliance with the U.K. GDPR and/or EU GDPR, as applicable, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate certain parts of our operations, increased exposure to regulatory actions, substantial fines and penalties, the inability to work with certain collaborators, partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.

Sanctions for breaches of the U.K. GDPR and/or EU GDPR are significant: companies may face temporary or definitive bans on processing of personal data and other corrective actions; fines of up to 17.5 million pounds sterling under the U.K. GDPR and 20 million Euros under the EU GDPR, or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the United States, state consumer privacy laws are stringent, broad in scope and offer individuals the ability to exercise certain privacy rights. These state laws differ from each other, which may complicate compliance efforts. By way of example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or CCPA, creates certain privacy rights for California residents and places increased privacy and security obligations on entities that are subject to the law. The CCPA requires covered businesses to provide specific disclosures to California residents about such covered businesses’ data collection, use and sharing practices and provide such residents mechanisms to opt out of certain disclosures of personal information. The CCPA provides for fines of $2,500 per non-intentional violation or $7,500 per intentional violation and authorizes private lawsuits to recover statutory damages for certain data breaches.

Patent Term Restoration and Extension

Depending upon the timing, duration and specifics of FDA approval of product candidates, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period generally is one-half the time between the effective date of an IND and the submission date of a BLA less any time the sponsor did not act with due diligence during the period, plus the time between the submission date of a BLA and the approval of that application less any time the sponsor did not act with due diligence during the period. Only one patent applicable to an approved biologic product is eligible for the extension, only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended, and the application for the extension must be submitted prior to the expiration of the patent. Moreover, a given patent may only be extended once based on a single product. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see “Item 1A. — Risk Factors—Risks Related to Intellectual Property.”

Licensure and Regulation of Biologics in the United States

In the United States, biological products are subject to regulation under the Federal Food, Drug and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. Product candidates must be approved by the FDA before they may be legally marketed in the United States.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	nonclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practices, or GLP, regulations;

•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;

•	approval by an institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•
performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with Good Clinical Practices, or GCP;

•
preparation and submission to the FDA of a BLA for a biological product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labeling;

•	review of the product by an FDA advisory committee, if applicable;

•
one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	FDA audits of the clinical study sites to assure compliance with GCPs, and the integrity of clinical data in support of the BLA;

•	payment of user fees and securing FDA approval of the BLA and licensure of the new biological product; and

•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies required by the FDA.

Nonclinical Studies and Investigational New Drug Application

Before testing any biological product candidate in humans, the product candidate must undergo nonclinical testing. Nonclinical tests include laboratory evaluations of product formulation and stability, as well as animal studies to evaluate the potential for activity and toxicity. The results of the nonclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trial can begin.

As a result, submission of the IND may result in the FDA not allowing the trial to commence or on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the IND process, it may choose to impose a partial or complete clinical hold. This order issued by the FDA would delay either a proposed clinical study or cause suspension of an ongoing study, or in the case of a partial clinical hold place limitations on the conduct of the study such as duration of treatment, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigation may proceed and then only under terms authorized by the FDA. This could cause significant delays or difficulties in completing planned clinical trials in a timely manner. The FDA may impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance.

Human Clinical Trials in Support of a BLA

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease to be treated under the supervision of a qualified principal investigator in accordance with GCP requirements. Clinical trials are conducted under study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of the BLA so long as the clinical trial is well-designed and well-conducted in accordance with GCP, including review and approval by an independent ethics committee, and the FDA is able to validate the study data through an onsite inspection, if necessary.

Further, each clinical trial must be reviewed and approved by an institutional review board, or IRB, either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors and the safety of human subjects. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated check points based on access to certain data from the study. Information about certain clinical studies must be submitted within specific timeframes to the National Institutes of Health for public dissemination.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or, on occasion, in patients, such as cancer patients.

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger Phase 3 clinical trials.

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to gather additional information about safety and effectiveness necessary to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.

In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. Failure to exhibit due diligence with regard to conducting required Phase 4 clinical trials could result in withdrawal of approval for products.

Compliance with cGMP Requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Manufacturers may have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

Review and Approval of a BLA

The results of product candidate development, nonclinical testing and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting a license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether the BLA is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of an application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure and potent. If the application is not approved, the FDA may issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA or withdraw the application or request a hearing. The FDA will not approve an application until issues identified in the complete response letter have been addressed.

The FDA may also refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. In particular, the FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

If the FDA approves a new product, it may limit the approved indications for use of the product. It may also require that contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation and priority review designation.

The FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. Fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all post-approval regulatory requirements as well as any post-approval requirements that the FDA has imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A biological product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. FDA also has authority to require post-market studies, in certain circumstances, on reduced effectiveness of a product and may require labeling changes related to new reduced effectiveness information. Other potential consequences for a failure to maintain regulatory compliance include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, untitled letters or warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Orphan Drug Designation

Orphan Drug Designation in the United States is designed to encourage sponsors to develop products intended for rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the product for the disease or condition will be recovered from sales of the product in the United States.

Orphan Drug Designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives Orphan Drug Designation from the Office of Orphan Products Development, or OOPD, at the FDA based on an acceptable confidential request made under the regulatory provisions. The product must then go through the review and approval process like any other product in order to be marketed.

A sponsor may request Orphan Drug Designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain Orphan Drug Designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive Orphan Drug Designation for the same product for the same rare disease or condition, but each sponsor seeking Orphan Drug Designation must file a complete request for designation.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. The FDA cannot, however, approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, as amended, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Generally, the pediatric data requirements do not apply to products with orphan designation.

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act, or BPCIA, established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” For the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

Regulation and Procedures Governing Approval of Medicinal Products in the EU

In order to market any product outside of the United States, a company also must comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can initiate clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of pharmaceutical development, nonclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the medicinal product for each proposed indication. It also requires the submission to relevant competent authorities for clinical trials authorization and to the European Medicines Agency, or EMA, or to competent authorities in the Member States for a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned Member State. Individual Member States retain the power to authorize the conduct of clinical trials on their territory.

The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

Marketing Authorization

In the EU, medicinal products can only be commercialized after a related marketing authorization, or MA, has been granted. To obtain an MA for a product in the EU, an applicant must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by the competent authorities of the Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for the European Economic Area or EEA (which is comprised of the 27 Member States plus Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, autoimmune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which the centralized procedure is in the interest of public health, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency (EMA) is responsible for conducting the initial assessment of a product, including the definition of its risk/benefit profile. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one Member State to apply for this authorization to be recognized by the competent authorities in other Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the Member States of the MA of a medicinal product by the competent authorities of other Member States. The holder of a national MA may submit an application to the competent authority of a Member State requesting that this authority recognize the MA delivered by the competent authority of another Member State.

A marketing authorization has an initial validity for five years, in principle, and it may be renewed after five years on the basis of a re-evaluation of the risk benefit balance by the EMA or by the competent authority of the Member State in which the original marketing authorization was granted. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the marketing authorization is valid for an unlimited period. Any authorization that is not followed by the placement of the drug on the EU market (in the case of the centralized procedure) or on the market of the authorizing Member State within three years after authorization ceases to be valid (the so-called sunset clause).

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Advanced Therapy Medicinal Products in the EU

Advanced Therapy Medicinal Products, or ATMPs, include gene therapy products as well as somatic cell therapy products and tissue engineered products. The grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No. 1394/2007 on ATMPs, read in combination with Directive (EC) No. 2001/83 of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No. 1394/2007 establishes specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the EMA which is required to provide an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Cell-based products must also comply with Directive (EC) No. 2004/23 of the European Parliament and of the Council of March 31, 2004 on setting standards of quality and safety for the donation, procurement, testing, processing, preservation, storage and distribution of human tissues and cells, or the Tissues and Cells Directive, as well as its technical implementing directives. This Directive describes the conditions and quality requirements which must be applied when sourcing the cells intended for manufacturing of the cell-based medicinal product. The Member States have transposed the Tissues and Cells Directive into their national laws. However, various interpretations of the Tissue and Cells Directive have occurred and are reflected in individual Member States national implementing legislation which have led to diverging approaches.

Pediatric Development

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Manufacturing Regulation in the EU

In addition to an MA, various other requirements apply to the manufacturing and placing on the EU’s market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable laws of the EU, regulations and guidance, including the EU’s cGMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable laws, regulations and guidelines, of the EU, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of Member States. Marketing authorization holders and/or manufacturing and import authorization, or MA holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU’s or Member States’ requirements applicable to the manufacturing of medicinal products.

Data and Market Exclusivity

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Orphan Designation

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Post-approval Requirements

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both the EU’s and Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in the law of the EU. However, the details are governed by regulations in individual Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

Regulation of Companion Diagnostics in the EU

In the EEA, companion diagnostics are deemed to be in vitro diagnostic medical devices, or IVDs, and are governed by Regulation 2017/746, or IVDR, which entered into application on May 26, 2022, repealing and replacing Directive 98/79/EC. The IVDR defines a companion diagnostic as a device which is essential for the safe and effective use of a corresponding medicinal product to: (a) identify, before and/or during treatment, patients who are most likely to benefit from the corresponding medicinal product; or (b) identify, before and/or during treatment, patients likely to be at increased risk of serious adverse reactions as a result of treatment with the corresponding medicinal product.

The IVDR and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. IVDs, including companion diagnostics, must conform with the general safety and performance requirements, or GSPR, of the IVDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPR laid down in Annex I to the IVDR, and obtain the right to affix the CE mark, IVD manufacturers must conduct a conformity assessment procedure, which varies according to the type of IVD and its classification. Apart from low risk IVDs (Class A which are not sterile), in relation to which the manufacturer may issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

Companion diagnostics must undergo a conformity assessment by a Notified Body. If the related medicinal product has, or is in the process of, been authorised through the centralized procedure for the authorization of medicinal products, the notified body will, before it can issue a CE Certificate of Conformity, be required to seek a scientific opinion from the EMA on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. For medicinal products that have or are in the process of authorisation through any other route provided in EU legislation, the Notified Body must seek the opinion of the national competent authority of a Member State.

Regulation in the United Kingdom

The withdrawal of the United Kingdom from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the United Kingdom and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the United Kingdom’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now no longer a Member State of the European Union and therefore a “third country”.

The United Kingdom’s regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into the United Kingdom’s national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the United Kingdom’s legislation of the United Kingdom for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The United Kingdom’s Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the United Kingdom’s regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the United Kingdom are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU’s centralized procedure marketing authorization can no longer be established in the United Kingdom. As a result, since this date, companies established in the United Kingdom cannot use the EU’s centralized procedure and instead must follow one of the United Kingdom’s national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the United Kingdom. All existing marketing authorizations of the EU for centrally authorized products were automatically converted or grandfathered into the United Kingdom’s marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of authorizations of the EU in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU’s centralized procedure can only be authorized through the United Kingdom’s national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedures which entered into application on January 1, 2024. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the United Kingdom. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.

Other Healthcare Laws and Regulations

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources, including healthcare providers, are subject to broadly applicable fraud and abuse, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers conduct research, market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and wilfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers, formulary managers and other individuals and entities on the other. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to commit a violation;

•
the federal civil and criminal false claims, including the civil False Claims Act, or the FCA, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. Certain marketing practices, including off-label promotion, also may implicate the FCA. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

•
HIPAA imposes criminal and civil liability, among other things, for executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of individually identifiable health information on covered entities, such as health plans, health care clearinghouses and certain healthcare providers, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose, access, or otherwise process individually identifiable protected health information; and

•
state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third- party payor, including commercial insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, drug pricing and/or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, and may not have the same effect, thus complicating compliance efforts.

Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Violation of the laws described above or any other governmental laws and regulations may result in significant penalties, including administrative, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, and additional reporting requirements and oversight if a person becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws. Furthermore, efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of KIMMTRAK or any other products for which we may obtain regulatory approval. In the United States, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of FDA-approved drugs for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. New metrics frequently are used as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. In order to obtain coverage and reimbursement for any product that might be approved for sale, it may be necessary to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the products, in addition to the costs required to obtain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. Additionally, any companion diagnostic test that we develop will be required to obtain coverage and reimbursement separate and apart from the coverage and reimbursement we seek for our product candidates, if approved. If any companion diagnostic is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which would negatively impact prescriptions for our product candidates, if approved.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In the EU, pricing and reimbursement schemes vary widely from country to country. Some Member States provide that products may be marketed only after a reimbursement price has been agreed. Other Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

In addition, some Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual Member States.

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

By way of example, in March 2010, the ACA was signed into law, which, among other things, was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the healthcare industry and impose additional health policy reforms.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach its target goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In the fourth quarter of 2023, a rule proposed by the Centers for Medicare & Medicaid Services, or CMS, for the physician fee schedule (the “CMS Rule”) was finalized and became effective on January 1, 2024. The CMS Rule names KIMMTRAK as a medicine identified as meeting the proposed criteria for unique circumstances, whereby it is granted an increased applicable percentage of unused or discarded product volume subject to refund to CMS of 45%, as opposed to the 10% used for medicines without these unique circumstances. Therefore, we do not currently expect to be required to make refund payments under the CMS Rule.

There also has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things: (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug prices negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. Further in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Additionally, the 2021 Infrastructure Investment and Jobs Act requires certain manufacturers to refund the government for discarded amounts of certain drugs from single use containers under Medicare Part B. At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these initiatives, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Further, any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Further, additional healthcare reform initiatives may arise from future legislation or administrative action.

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at level of the EU for joint clinical assessments in these areas. When it enters into application in 2025, the HTA Regulation will be intended to harmonize the clinical benefit assessment of HTA across the EU. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the MHRA is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium, or SMC, the National Institute for Health and Care Excellence, or NICE, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

Additional Regulation

In addition to the foregoing, provincial, state and federal U.S. and EU laws regarding environmental protection and hazardous substances affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Anti-Corruption Laws

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010 and the U.K. Proceeds of Crime Act 2002 and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities, collectively, Anti-Corruption Laws. Among other matters, such Anti-Corruption Laws prohibit corporations and individuals from directly or indirectly paying, offering to pay or authorizing the payment of money or anything of value to any foreign government official, government staff member, political party or political candidate, or certain other persons, in order to obtain, retain or direct business, regulatory approvals or some other advantage in an improper manner. We can also be held liable for the acts of our third-party agents under the FCPA, the U.K. Bribery Act 2010 and possibly other Anti-Corruption Laws. In the healthcare sector, anti-corruption risk can also arise in the context of improper interactions with doctors, key opinion leaders and other healthcare professionals who work for state-affiliated hospitals, research institutions or other organizations.

Government Regulation Outside of the United States and the EU

In addition to regulations in the United States and EU, we may be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of their products. Whether or not we obtain FDA or EU approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States and the EU have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. The requirements and process governing the conduct of clinical studies, product licensing, coverage, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Human Capital Resources

As of December 31, 2023, we had 497 full-time employees who work primarily in the United Kingdom and the United States. Of these employees, 262 are engaged in research and development activities and 235 are engaged in commercial, business development, finance, information systems, facilities, human resources or administrative support. Further, we have 139 employees (28%) who hold Ph.D. degrees. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate employees and directors through the granting of equity-based compensation awards.

We are dedicated to attracting and retaining the best possible talent. Our compensation program, including short- and long-term incentives and benefits, is designed to allow us to attract and retain individuals whose skills are critical to our current and long-term success. Total compensation is generally positioned within a competitive range of the peer market median, with differentiation based on skills, proficiency, and performance to attract and retain key talent.

The contribution of each individual Immunocore employee is key to our success. This is why we are committed to offer a rewarding employee experience. As we strive each day to deliver our mission, we have built a culture rooted in five values:

1)	We lead with Science to benefit patients
2)	We Trust and Respect each other
3)	We act with Integrity
4)	We value Diversity to drive innovation
5)	We are Entrepreneurial

Immunocore strives to create a diverse and inclusive workplace, and to create an environment where individual contributions and initiatives can be maximized, while fostering a culture of collaboration, based on respect and integrity.

We conduct a Performance Development Review at mid- and end-of-year. These performance reviews assess and provide feedback on delivery of individual objectives and demonstration of company values. The end of year performance rating is used to determine compensation awards, including yearly salary increase, bonus payment, and equity option award (offered to every single employee). The salary budget is approved by the Remuneration Committee after reviewing the Company annual scorecard, which is shared every quarter within the company, during town halls, to communicate progress towards delivering company goals.

We believe that continued growth and development are essential to the professional well-being of our team. We also want each individual employee to own their career, contribute to high-performing teams through access to training, continuous learning programs and other development initiatives, as well as constructive feedback. During 2023 we updated our job architecture and career development framework to include descriptors for each job level and career track aiding development and career planning. In 2023, we also introduced a recognition and discounts platform, through which employees can acknowledge colleagues’ or teams’ work and benefit from a range of discounts across a number of retailers, restaurants, cinemas, and other options.

Driven by our belief that innovation is driven by diverse thinking, we’re working to create an inclusive and supportive environment where individual contributions and initiatives can be maximized, while fostering a culture of collaboration, based on respect and integrity. We use industry benchmarks and annual internal equity reviews to make salary adjustments as needed in efforts to ensure a fair and bias-free compensation system. As we grow, we are continuing to implement initiatives to advance the development of diverse talent and succession plans both in our employee workforce management and our board of directors, and to support equity and inclusion for all.

Staying in good health, mind and body, is important to us, which is why we offer employees a range of benefits including subsidized access to gyms, private healthcare insurance, life insurance, enhanced parental benefits and an employee assistance program, so that they can thrive at work as well as at home and enjoy all things in life.

We always strive to identify ways to improve what we do and how we do. That is why we regularly conduct an employee survey. We have a highly engaged workforce and the 2023 employee survey data had a high response rate and showed an improvement in engagement versus the previous survey held in 2021.

Corporate Information

We were originally incorporated under the laws of England and Wales in December 2007 as a private company with limited liability called Immunocore Limited. Immunocore Holdings Limited was incorporated on January 7, 2021 as a private limited company under the laws of England and Wales with nominal assets and liabilities for the purpose of becoming the holding company of Immunocore Limited and consummating the corporate reorganization. On February 1, 2021, Immunocore Holdings Limited re-registered as a public limited company and was re-named Immunocore Holdings plc.

Our principal executive offices are located at 92 Park Drive, Milton Park, Abingdon, Oxfordshire OX14 4RY, United Kingdom, and the telephone number of our registered office is +44 (0)1235 438600. Our principal executive offices in the United States are located at Six Tower Bridge, Suite 200, 181 Washington Street, Conshohocken, Pennsylvania 19428, and the telephone number of our U.S. office is +1 484-534-5261.

Our website address is www.immunocore.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report. Our agent for service of process in the United States is Immunocore, LLC.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the Securities and Exchange Commission, or the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at ir.immunocore.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A.	Risk Factors

An investment in our American Depositary Shares, or ADSs, involves a high degree of risk. You should carefully consider the risks described below, and all other information appearing elsewhere in this Annual Report, including our consolidated financial statements and the related notes hereto, before making an investment decision regarding our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also adversely affect our business.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant losses in every year since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.

While we are a commercial-stage biotechnology company, we have incurred net losses in each year since our inception. Our net losses were $55.3 million, $52.5 million and $180.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. We had an accumulated deficit of $744.7 million as of December 31, 2023. We have funded our operations to date primarily with proceeds from the public and private offerings of our ordinary and preferred shares and convertible debt securities, debt financing, and payments from our collaboration partners.

While we have received regulatory approval for KIMMTRAK for mUM in the United States, the EU, and certain other significant jurisdictions, we do not have approvals for any other indications or in any other jurisdictions for KIMMTRAK, or have approvals for our other product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since inception, we have focused substantially all of our efforts and financial resources on developing our drug discovery platform and research and development of our product candidates. We have not obtained regulatory approvals for any of our product candidates other than KIMMTRAK for the treatment of mUM in 38 countries, and there is no assurance that we will obtain further approvals in the future for KIMMTRAK in additional indications or countries or for any of our other product candidates. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future.

These losses will adversely impact our shareholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•	further commercialize KIMMTRAK and any future product candidate for which we may obtain marketing approval in the United States and expanded territories and countries;
•	continue our ongoing and planned development of our clinical stage programs and our preclinical pipeline assets;
•	initiate pre-clinical studies and clinical trials for any additional product candidates that we may pursue in the future;
•	seek regulatory approvals for our existing and potential future product candidates that successfully complete clinical trials;
•	build a portfolio of product candidates through the discovery, development, or acquisition or in-license of drugs, product candidates or technologies;
•	maintain, protect, enforce and expand our intellectual property portfolio;
•	acquire or in-license other product candidates, intellectual property and technologies;
•	hire additional clinical, regulatory, scientific and sales and marketing personnel;
•
add operational, financial and management information systems and personnel, including personnel to support commercial development of KIMMTRAK, our product development and planned future commercialization efforts of existing and future product candidates; and

•	incur additional legal, accounting and other expenses associated with operating as a public company.

To become and remain profitable, we must succeed in developing and commercializing KIMMTRAK in additional countries and indications, and other products that generate significant revenue. This will require us to be successful in a range of challenging activities, including continuing to market and sell KIMMTRAK and any future products for which we may obtain regulatory approval, our global regulatory submissions for any existing or future product candidates that we may pursue, obtaining regulatory approval, procuring commercial-scale manufacturing, as well as discovering or acquiring and then developing additional product candidates. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. Our expenses could increase beyond our expectations if we are required by the FDA, the EMA, or other regulatory authorities to perform studies in addition to those we currently expect, if issues associated with KIMMTRAK arise following regulatory approval, or if there are any delays in the initiation and completion of our clinical trials or the development of tebentafusp or any future product candidates.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our ADSs and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our ADSs could also cause you to lose all or part of your investment.

Our future prospects are highly dependent on our ability to continue to successfully develop and execute our commercialization strategies for KIMMTRAK and any future products for which we may obtain regulatory approval. Failure to do so would adversely impact our financial condition and prospects.

We focus substantial resources on the commercialization of KIMMTRAK and will have to focus substantial resources on the commercialization of any product for which we may obtain regulatory approval in the future. Our ability to generate significant medicine revenues and to achieve commercial success in the near-term will initially depend on our ability to continue to commercialize KIMMTRAK.

We are focusing a significant portion of our commercial activities and resources on KIMMTRAK, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize KIMMTRAK in the United States and Europe. While we have established commercial teams, we expect to develop these teams further and otherwise continue to develop commercialization strategies in order to continue to successfully commercialize KIMMTRAK in the longer term. There are many factors that could cause commercialization of KIMMTRAK to be unsuccessful, including many that are outside our control. For example, the mUM patient population could be lower than estimated, patient and physician acceptance and adoption of KIMMTRAK could change, and physicians’ willingness to prescribe or patients’ willingness to take KIMMTRAK could change, each of which could limit the commercial potential of KIMMTRAK. Thus, there is uncertainty regarding the full commercial potential of KIMMTRAK. If the continued commercialization of KIMMTRAK became less successful or was perceived as disappointing, the price of our ADSs could decline significantly and long-term success of the medicine and our company could be harmed.

Our ability to continue to generate revenues from KIMMTRAK and any other product candidates, if approved, is subject to being considered safe, effective, and having advantages over other therapies, and attaining and maintaining significant market acceptance among physicians, patients and healthcare payors.

KIMMTRAK, and other product candidates that we may develop or acquire, may not attain or maintain market acceptance among physicians, patients, healthcare payors or the medical community, even if they receive marketing approval by relevant authorities. We believe that the degree of continued market acceptance and our ability to continue to generate revenues from KIMMTRAK will depend on a number of factors, including:

•	timing of competitive medicines;
•	continued efficacy and safety of KIMMTRAK;
•	continued projected growth of the markets in which KIMMTRAK competes;
•	the extent to which physicians diagnose and treat the conditions that KIMMTRAK is approved to treat;
•	prevalence and severity of any side effects;
•	if and when we are able to obtain regulatory approvals for additional indications for KIMMTRAK;
•	continued acceptance by patients, physicians and applicable specialists;
•	availability of, and ability to maintain, coverage and adequate reimbursement and pricing from government and other third-party payors;
•	potential or perceived advantages or disadvantages of KIMMTRAK over alternative treatments, including cost of treatment and relative convenience and ease of administration;
•	strength of sales, marketing and distribution support;
•	the price of KIMMTRAK, both in absolute terms and relative to alternative treatments;
•	impact of past and limitation of future medicine price increases;
•	our ability to maintain a continuous supply of KIMMTRAK for commercial sale;
•	the effect of current and future healthcare laws;
•	disruptions caused by health pandemics or epidemics, including the extent to which physicians and patients delay visits or writing or filling prescriptions for KIMMTRAK;
•	the performance of third-party distribution partners, over which we have limited control; and
•	medicine labeling or medicine insert requirements of the FDA or other regulatory authorities

Our ability to grow KIMMTRAK sales will be affected by the success of our sales, access, marketing and medical strategies. If KIMMTRAK or any other products that we may seek approval for, or acquire, fail to attain, or fail to maintain, market acceptance, we may not be able to generate significant revenue to sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects (including, possibly, the value of our ADSs).

Our revenues from KIMMTRAK may be significantly reduced by both existing and future legislation for drug pricing reforms requiring the payment of rebates.

Effective January 1, 2023, the 2021 Infrastructure Investment and Jobs Act requires certain manufacturers to refund the government for discarded amounts of certain drugs covered under Medicare Part B from single use containers. The Centers for Medicare & Medicaid Services, or CMS, finalized a rule in November 2022 that characterizes the dead loss volume that exceeds an applicable percentage in small vial drug administration as wastage and thus trigger a corresponding rebate.  However, in November 2023, CMS published the 2024 physician fee schedule that identified KIMMTRAK as a medicine that meets the criteria for unique circumstances under the 2021 Jobs Act, and was granted an increased applicable percentage of unused or discarded product volume subject to refund to CMS of 45%, as opposed to the 10% used for medicines without these unique circumstances. Therefore, we do not currently expect to be required to make refund payments under the CMS Rule. If CMS changes its position regarding our exemption and the final rule applies to KIMMTRAK, our revenue in the United States could be impacted.

Additional drug pricing legislation has or may be proposed in further countries, which may reduce our future revenues if such laws are made effective in those countries.

We may require substantial additional funding to achieve our business goals. If we are unable to obtain this funding when needed and on acceptable terms, we could be forced to delay, limit or terminate our product development efforts.

Developing biopharmaceutical products is expensive and time-consuming, and we may require substantial additional capital to conduct research, pre-clinical testing and human studies, establish pilot scale and commercial scale manufacturing processes and facilities, and establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support our existing programs and pursue potential additional programs. We are also responsible for the payments to third parties of expenses that may include milestone payments, license maintenance fees and royalties, including in connection with certain agreements with academic institutions or other companies with respect to the in-licensing or acquisition of their intellectual property rights. Because the outcome of any pre-clinical or clinical development and regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of any existing or future product candidates. In addition, global macroeconomic factors, such as supply chain disruptions and rising inflation, may increase these expenses beyond what we currently anticipate. In recent months, inflation has begun to impact our costs more identifiably, and we anticipate inflation will likely increase our expenses in 2024 and future years.

As of December 31, 2023, we had working capital (defined as total current assets less total current liabilities) of $389.8 million and cash and cash equivalents of $442.6 million. In February 2024, we received gross proceeds of $402.5 million from the offering of our 2.50% Convertible Senior Notes due 2030, or the Notes. We expect that our existing cash and cash equivalents with the inclusion of expected revenue for KIMMTRAK will provide sufficient funds to continue to meet our liabilities as they fall due and for at least the next twelve months. However, it is possible that our revenue may be lower than our estimates, that our costs will be higher than expected, that our operating plan may change as a result of many factors currently unknown to us, and that we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, like we did in February 2024 when we issued the Notes, even if we believe we have sufficient funds for our current or future operating plans. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to our shareholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business.  Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to continue to execute our commercialization strategies for KIMMTRAK and, if approved, our other product candidates;
•
progress, timing, scope and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects and manufacture product candidates for our ongoing, planned and potential future clinical trials ;

•	time and costs required to perform research and development to identify and characterize new product candidates from our research programs;
•	the time and cost necessary to pursue regulatory authorizations and approvals that may be required by regulatory authorities to execute clinical trials or commercialize our products;
•	our ability to have clinical and commercial products successfully manufactured consistent with FDA, European Commission and other authorities’ regulations;
•
amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;

•	sales and marketing costs associated with commercializing our products, if approved, including the cost and timing of scaling our marketing and sales capabilities;
•	cost of building, staffing and validating our manufacturing processes, which may include capital expenditure;
•	terms and timing of any revenue we may receive under existing or future collaborations;
•	costs of operating as a public company, particularly as we have transitioned to a U.S. domestic issuer for SEC reporting purposes and our financial statements;
•	time and cost necessary to respond to technological, regulatory, political and market developments;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the impact of global and macroeconomic factors, including supply chain disruptions, rising interest rates and volatility in the capital markets. ;
•	costs, associated with, and terms and timing of, any future any potential acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish; and
•	inability of clinical sites to enroll patients as healthcare capacities are required to cope with natural disasters, epidemics or other health system emergencies.

A change in the outcome of any of these or other variables with respect to the development, regulatory approval and commercialization of any of our current and future product candidates could significantly change the costs and timing associated with the development and commercialization of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Additional funds may not be available when we need them, on terms that are acceptable, or at all, particularly in light of recently worsening macroeconomic conditions, including supply chain disruptions, rising interest rates and volatility in the capital markets. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or terminate one or more research or development programs or the commercialization of any product candidates or be unable to expand operations or otherwise capitalize on business opportunities, as desired, which could materially affect our business, prospects, financial condition and results of operations.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or cause us to relinquish valuable rights.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as holder of ADSs. Any indebtedness we incur would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our shareholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through strategic partnerships, collaborations, and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies or our product candidates, or grant licenses on terms unfavorable to us.

Risks Related to KIMMTRAK and the Development of Our Product Candidates

In order to increase adoption and sales of KIMMTRAK, we will need to continue developing our commercial organization as well as recruit and retain qualified field representatives.

In order to continue and expand our commercialization of KIMMTRAK, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our medicines and any additional medicines we may acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

As there was no prior treatment approved for mUM before KIMMTRAK was approved, we have been and continue to be required to expend significant time and resources to train our sales force to be credible and able to educate physicians on the benefits of prescribing and pharmacists dispensing KIMMTRAK. Furthermore, we must train our sales force to ensure that a consistent and appropriate message about KIMMTRAK is being delivered to our potential customers. We may experience turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate physicians about the benefits of KIMMTRAK and their proper administration and label indication, as well as our patient assistance programs, our efforts to continue to successfully commercialize KIMMTRAK could be put in jeopardy, which could have a material adverse effect on our financial condition, share price and operations.

The incidence and prevalence for target patient populations for some of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

We received approval from the FDA and European Commission for KIMMTRAK for the treatment of HLA-A*02:01-positive adult patients with unresectable or mUM in 2022. We estimate that there are approximately 1,000 mUM patients per annum in the United States and Western Europe who test positive for HLA-A*02:01 and might benefit from KIMMTRAK as a monotherapy.

We are evaluating the safety and tolerability of IMC-F106C in Phase 1/2 dose escalation trials in patients with advanced or metastatic solid tumors who express PRAME and test positive for HLA-A*02:01. We estimate that, across all solid tumors, the annual number of patients worldwide who test positive for HLA-A*02:01 and can potentially benefit from our IMC-F106C programs is up to 150,000. There is no assurance, however, as to what percentage of this population ultimately might benefit from this therapy. In addition, we are evaluating the potential of KIMMTRAK in second-line or later cutaneous melanoma in the TEBE-AM Phase 2/3 clinical trial, for which we are enrolling patients. We estimate the second-line or later cutaneous melanoma opportunity is approximately 2,000-4,000 patients per annum in the United States and EU. The first patient in the EORTC-initiated Phase 3 clinical trial of KIMMTRAK as adjuvant therapy for uveal (or ocular) melanoma (ATOM) is anticipated to be randomized in the second half of 2024. We estimate that approximately 1,200 patients per annum in the United States and the EU might benefit from this.

We are evaluating the safety and tolerability of IMC-M113V in a Phase 1 clinical trial in patients with chronic HIV who are virally suppressed on anti-retroviral therapy. We estimate that there are more than one million HIV patients globally who test positive for HLA-A*02:01. There is no assurance, however, as to what percentage of this population might benefit from this therapy.

We are evaluating the safety and tolerability of IMC-I109V in a Phase 1 clinical trial in patients with chronic HBV who are non-cirrhotic, hepatitis B e-Antigen negative, and virally suppressed on chronic nucleot(s)ide analogue therapy. We estimate that there are more than one million chronic HBV patients globally who test positive for HLA-A*02:01.

The total addressable market opportunity for KIMMTRAK and our programs will ultimately depend upon, among other things, acceptance by the medical community and patient access, product pricing and reimbursement as well as expansion into additional markets. The number of patients with cancers, solid tumors, HIV, and chronic HBV and test positive for HLA-A*02:01 may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be the wrong choice and may adversely affect our business prospects. These and other factors may limit the estimated opportunities size of our products and product candidates. If the market opportunities for our product candidates are smaller than we estimate, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

We are heavily dependent on the success of our ImmTAX platform to identify and develop product candidates. If we or our collaborators are unable to successfully develop and commercialize our platforms or experience significant delays in doing so, our business may be harmed.

We are heavily dependent on the success of our ImmTAX platform technology, KIMMTRAK and the product candidates currently in our core programs. Our ImmTAC, ImmTAV and ImmTAAI platforms were developed from the foundation of our ImmTAX platform and are our primary platform technologies. Our commercial prospects will be heavily dependent on product candidates identified and developed using our ImmTAX platform. To date, we have invested substantially all of our efforts and financial resources to identify, acquire intellectual property for, and develop our ImmTAX platform technology and our programs, including conducting pre-clinical studies, as well as early- and late-stage clinical trials, and providing general and administrative support for these operations.

We may not be successful in our efforts to further develop our ImmTAX platform technology and current product candidates. With the exception of KIMMTRAK, which has been approved by the FDA, European Commission, and a limited number of comparable regulatory authorities, we are not permitted to market or promote any of our product candidates until we receive regulatory approval from the FDA, European Commission or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

We, and the third parties on whom we rely in part for sales, marketing and distribution capabilities, may not be able to continue to effectively market, sell and distribute KIMMTRAK or effectively market, sell and distribute our other product candidates, if approved.

We have invested, and expect to continue to invest, significant financial and management resources to further develop internal sales, distribution and marketing capabilities, some of which in territories prior to any confirmation that tebentafusp will be approved in that territory. We utilize a hybrid model that includes in-house and contracted resources in Europe, and we have engaged third parties and may engage additional third parties to provide services related to the marketing of KIMMTRAK. We have entered into agreements with Syneos Health, Inc., or Syneos, Medison Pharma, Ltd., or Medison, and other third parties, to develop our commercial infrastructure for the commercial launch and continued sale of KIMMTRAK, including to potentially retain, train and deploy a direct sales force, but we do not have control over third party beyond contractual agreements. There can be no assurance that the capabilities of the Syneos sales organization or other third parties will be more effective than an internally developed sales organization. In addition, Syneos can terminate our agreement under certain circumstances. If Syneos or other third parties fail to hire, train, and retain qualified sales personnel, market our product successfully or on a cost-effective basis or otherwise terminates our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization or develop our own sales and marketing capability. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We may also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.

For our other product candidates, there are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a commercial organization is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•	the inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future product that we may develop;

•	the lack of complementary treatments to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability to us from these revenue streams is likely to be lower than if we were to market and sell any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates.

Health epidemics or pandemics could materially adversely impact our business, including the commercialization of KIMMTRAK, our supply chain, our pre-clinical studies and our clinical trials, our liquidity and access to capital markets and our business development activities, as well as the business or operations of our CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics or pandemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely.

Public health directives and executive orders in response to potential future health epidemics or pandemics may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations have occurred and could occur in the future, and could impact personnel at third-party manufacturing facilities, or the availability or cost of materials, which would disrupt our supply chain.

The effects of future health epidemics or pandemics may also negatively impact our clinical trials and the operations or our CROs or CMOs in the future, including:

•
delays or difficulties in enrolling and retaining patients in our clinical trials, including patients that may not be able or willing to comply with clinical trial protocols such as weekly dosing regimens if quarantines impede patient movement or interrupt healthcare services;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting and retaining clinical site investigators and clinical site staff;

•
increased rates of patients withdrawing from our clinical trials following enrollment, as a result of risks of exposure to disease, being forced to quarantine or being unable to visit clinical trial locations or otherwise comply with clinical trial protocols;

•
diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the epidemic or pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, including because they, as healthcare providers, may have heightened exposure to disease, which would adversely impact our clinical trial operations;

•
interruption of our clinical supply chain or key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state/provincial or municipal governments, employers and others; and

•
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

For our clinical trials that we expect to conduct at sites outside the United States, particularly in countries which in the future could experience heightened impact future pandemics, in addition to the risks listed above, we may also experience the following adverse impacts:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our clinical trials;

•
changes in supranational, national, federal, state/provincial or municipal regulations as part of a response to outbreak of disease which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	the refusal of the FDA or comparable foreign regulatory authorities to accept data from clinical trials in these affected geographies.

Epidemics or pandemics may in the future, impact our business and clinical trials, and such impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the emergence, infectiousness and severity of new variants, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken in the United Kingdom, United States, and other countries to contain and treat the disease. The ultimate impact potential epidemics is highly uncertain and subject to change.

Our products, even if approved for commercial sale, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for continued commercial success.

Our products, even if approved for commercial sale by the FDA, the European Commission or other comparable regulatory authorities, may not achieve or maintain market acceptance among physicians, patients, hospitals, including pharmacy directors, and third-party payors and, ultimately, may not become or remain commercially successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the clinical indications for which our product candidates are approved;

•	physicians, hospitals, cancer treatment centers, and patients considering our product candidates as a safe and effective treatment;

•	hospitals and cancer treatment centers establishing the infrastructure required for the administration of the product candidate;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•
the prevalence and severity of any side effects, including cytokine release syndrome, or CRS, for which KIMMTRAK has a boxed warning recommending at least 16 hours of patient monitoring after each of the first three infusions, and as clinically indicated thereafter;

•	product labeling or product insert requirements of the FDA, the European Commission or other regulatory authorities;

•	limitations or warnings contained in the labeling approved by the FDA or the European Commission ;

•	the timing of market introduction of our product candidates compared to competitive products;

•	the cost of treatment in relation to alternative treatments;

•	the amount of upfront costs or training required for physicians to administer our product candidates;

•	the pricing of our products and the availability of coverage and adequate reimbursement by third-party payors and government authorities;

•	the willingness of patients to pay out-of-pocket in the absence of comprehensive coverage and adequate reimbursement by third-party payors and government authorities;

•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

•	the effectiveness of our sales and marketing efforts and distribution support.

Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our products, if approved, may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time, including if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete. Because we expect sales of KIMMTRAK and our other product candidates, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of our product candidates to find or maintain market acceptance would harm our business and could require us to seek additional financing.

We may be unable to successfully complete additional large-scale, pivotal clinical trials for any product candidates we develop after KIMMTRAK in mUM.

We may be unable to successfully complete additional large-scale, pivotal clinical trials for any product candidates we develop after KIMMTRAK in mUM. We cannot be sure that issues will not arise that require us to suspend or terminate our clinical trials. Guidance we have received from the FDA or other regulatory authorities on clinical trial design is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a Biologics License Application, or BLA, to the FDA and a Marketing Authorization Application, or MAA, to the EMA, for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. We do not know whether any of our future clinical trials will begin on time or ever be completed on schedule, if at all.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	be subject to post-marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

Our product candidates utilize a novel mechanism of action and involve novel targets which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

Our product candidates utilize novel mechanisms of action and involve novel targets which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects. Our ImmTAX platform uses advanced computational models in tight integration with our structural biology, protein engineering, affinity maturation and binding efficacy capabilities to predict and design the compounds that will achieve the most desirable characteristics, including potency, selectivity, bioavailability, and drug-like properties. A disruption in any of these capabilities may have significant adverse effects in our abilities to expand our ImmTAX platform, and we cannot predict whether we will continue to have access to these capabilities in the future to support our ImmTAX platform. In addition, there can be no assurance that we will be able to rapidly identify, design and synthesize the necessary compounds or that these or other problems related to the development of this novel mechanism will not arise in the future, which may cause significant delays or raise problems we may not be able to resolve.

Regulatory approval of novel product candidates such as ours can be more expensive, riskier and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory authorities’ lack of experience with them. The novelty of our mechanism of action may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. The novel mechanism of action also means that fewer people are trained in or experienced with product candidates of this type, which may make it more difficult to find, hire and retain personnel for research, development and manufacturing positions. Because our soluble bispecific T cell receptors, or TCRs, utilize a novel mechanism of action and involve novel targets, there is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our pre-clinical studies and clinical trials. Any such events could adversely impact our business prospects, financial condition and results of operations.

Although we intend to explore other therapeutic opportunities in addition to the product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources, whether or not they are ultimately successful. For example, we develop various protein models and make predictions as to how molecules might target antigens, with subsequent validation efforts in our labs and labs of our CROs. There can be no assurance that we will find potential additional targets using this approach, that any such targets will be tractable, or that such clinical validations will be successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential indications and/or product candidates;

•	potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective products; or

•
it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

Clinical product development involves a lengthy and expensive process, with an uncertain outcome.

While we plan to pursue additional regulatory approvals, it is uncertain whether tebentafusp will receive further marketing approval beyond the approval which KIMMTRAK has received in the United States, the EU, Canada and certain other territories. Furthermore, it is impossible to predict when or if tebentafusp for the treatment of advanced melanoma or adjuvant uveal (ocular) melanoma, IMC-F106C, IMC-I109V, IMC-M113V, IMC-P115C, IMC-T119C, IMC-R117C, or IMC-S118AI, or any of our future product candidates, will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our pre-clinical studies and future clinical trials may not be successful. From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrolment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We also rely, and expect to continue to rely in part, on outside vendors (for example, independent contractors and CROs) to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, the price of our ADSs and our ability to conduct our business as currently planned could be harmed.

We currently rely on, and expect to continue to rely in part on, CMOs to manufacture our products for clinical trials. If they fail to commence or complete, or experiences delays in, manufacturing our products and product candidates, our planned clinical trials will be delayed, which will adversely affect our stock price and our ability to conduct our business as currently planned.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in the EU and other territories. Before we can commercialize further product candidates, we must obtain marketing approval. Currently, the majority of our product candidates are in development, and we have not received approval to market any of our product candidates from regulatory authorities, with the exception of KIMMTRAK. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We may also face greater than expected difficulty in manufacturing our product candidates.

The process of obtaining regulatory approvals, both in the United States, the EU and other territories, is expensive and often takes many years. If the FDA, EMA, or a comparable foreign regulatory authority requires that we perform additional pre-clinical or clinical trials, approval, if obtained at all, may be delayed. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Furthermore, our ability to enroll patients could be delayed by future health pandemics or epidemics and it is not possible to know whether these will impact us or the extent and scope of such delays at this point. In addition:

•	the FDA, EMA and European Commission or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•
we may be unable to demonstrate to the satisfaction of the FDA, EMA and European Commission or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA and European Commission or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA, EMA and European Commission or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;

•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•
the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•
the approval policies or regulations of the FDA, EMA and European Commission or comparable foreign regulatory authorities may significantly change such that our clinical data are insufficient for approval.

Even if we were to obtain approval for further product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, thereby narrowing the commercial potential of the product candidate. In addition, regulatory authorities may grant approval contingent on the performance of costly post- marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Positive results from early pre-clinical studies of our product candidates are not necessarily predictive of the results of later pre-clinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier pre-clinical studies of our product candidates in our later pre-clinical studies and future clinical trials, we may be unable to successfully develop, obtain regulatory for and commercialize our product candidates.

Any positive results from our pre-clinical studies of our product candidates may not necessarily be predictive of the results from required later pre-clinical studies and clinical trials. Similarly, even if we are able to complete our planned pre-clinical studies or any future clinical trials of our product candidates according to our current development timeline, the positive results from such pre-clinical studies and clinical trials of our product candidates may not be replicated in subsequent pre-clinical studies or clinical trial results. In addition, positive results in later stage clinical trials of one of our product candidates in an indication may not be predictive of the safety or efficacy of our other product candidates in other indications, even if they employ a similar mechanism of action.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical and other nonclinical findings made while clinical trials were underway, or safety or efficacy observations made in pre-clinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA or and European Commission approval.

Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top-line” or preliminary data from our planned clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrolment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our ADSs to fluctuate significantly.

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We may experience delays in completing our pre-clinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators, or provide the required positive opinion, to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•
clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional pre-clinical studies or clinical trials or we may decide to abandon product development programs;

•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•
we may elect to, or regulators or IRBs or ethics committees may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant delays in pre-clinical studies or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any delays in our pre-clinical or future clinical development programs may harm our business, financial condition and prospects significantly.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities or the EU’s requirements. In particular, because we will be deploying our drug discovery platform across a broad target space, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Furthermore, our ability to enroll patients may be significantly delayed by public health crises, such as health pandemics or epidemics.

In addition to the competitive trial environment, the eligibility criteria of our planned clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their cancer is either severe enough or not too advanced to include them in a study. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed.

We may also engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic mutations for our clinical trials. Further, if we are required to develop companion diagnostics and are unable to include patients with the targeted genetic mutations, this could compromise our ability to seek participation in the FDA’s expedited review and development programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise to seek to accelerate clinical development and regulatory timelines. Patient enrollment may be affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the clinical trial in question;

•	the availability of an appropriate genomic screening test;

•	the perceived risks and benefits of the product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients; and

•	factors we may not be able to control, such as current or potential pandemics or epidemics that may limit patients, principal investigators or staff or clinical site availability.

Our planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our pre-clinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive pre-clinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates.

We may develop future product candidates, in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials. See also “ -We intend to develop our tebentafusp, IMC-F106C and other programs, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.”

As is the case with many treatments for cancer, infectious diseases and autoimmune diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB or ethics committee may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

We are at risk of a clinical hold at any time based on the evaluation of the data and information submitted to the governing regulatory authorities.

Our clinical trials may become subject to a clinical hold based on the evaluation of data and information submitted to the governing regulatory authorities. For example, in 2020, we received notice from the FDA of a partial clinical hold on our IMC-F106C clinical trial after the second patient (with baseline elevated risk factors for pulmonary embolus) experienced a fatal adverse event of respiratory failure due to multiple pulmonary emboli 24 hours after receiving the first dose (0.3 mcg). In accordance with our own internal guidelines, we put our clinical trial on hold to investigate this unexplained death and informed the FDA. The FDA subsequently put our clinical trial on a partial clinical hold and allowed us the option to continue dosing the first patient. After autopsy, including expert review, and other investigations, the primary investigator concluded that the cause of death was respiratory failure and not related to study drug. We modified the trial protocol to add a lower dose cohort and additional screening and on-treatment precautions. The FDA accepted our changes and removed the partial clinical hold enabling the trial to continue.

In the future, a clinical trial may be suspended or terminated by us, our collaborators, the FDA or other comparable foreign regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or if we terminate, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate medicine revenues from any of these product candidates will be delayed or reduced. Any delays in completing our clinical trials in the future, whether or not related to FDA concerns, will increase our costs, slow down our medicine development and approval process and jeopardize our ability to commence sales and generate revenues.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authorities and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential, or result in significant negative consequences.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities, including IRBs or ethics committees, to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, European Commission or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the drug. Because of our planned dose escalation design for our clinical trials, undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics, which may stem from our therapies specifically or may be due to an illness from which the clinical trial subject is suffering.

For example, our oncology clinical trials include cancer patients who are very sick and whose health is deteriorating, and we expect that additional clinical trials of our other product candidates will include similar patients with deteriorating health. In clinical trials conducted by other companies involving CAR T cells, TCR T or T cell redirecting bispecifics, the most prominent acute toxicities included symptoms thought to be associated with CRS, such as fever, low blood pressure and kidney dysfunction. KIMMTRAK has a boxed warning regarding CRS, recommending patient monitoring for at least 16 hours following the first three infusions, and as clinically indicated thereafter. It is possible that some of these patients may experience similar adverse side effects as were observed in clinical trials conducted by other companies and academic institutions, and that additional patients may die during our clinical trials for various reasons, including as a result of receiving our product candidates, because the patient’s disease is too advanced, or because the patient experiences medical problems that may not be related to our product candidate. Even if the deaths are not related to our product candidate, the deaths could affect perceptions regarding the safety of our product candidate.

Patient deaths and severe side effects caused by our product candidates, or by products or product candidates of other companies that are thought to have similarities with our therapeutic candidates, could result in the delay, suspension, clinical hold or termination of clinical trials by us, the FDA, the national competent authorities of Member States or other regulatory authorities for a number of reasons. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates would be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

Our product candidates may have serious and potentially fatal cross-reactivity to other peptides or protein sequences within the body.

Our product candidates may recognize and bind to a peptide unrelated to the target antigen to which it is designed to bind. If this peptide is expressed within normal tissues, our product candidates may target and kill the normal tissue in a patient, leading to serious and potentially fatal adverse effects. Detection of any cross-reactivity may halt or delay any ongoing clinical trials for any TCR-based product candidate and prevent or delay regulatory approval. Unknown cross-reactivity of the TCR binding domain to related proteins could also occur. We have also developed a pre-clinical screening process to identify cross-reactivity of the TCR binders. Any cross-reactivity that impacts patient safety could materially impact our ability to advance our product candidates into clinical trials or to proceed to marketing approval and commercialization.

We intend to develop our tebentafusp, IMC-F106C and other programs, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop our tebentafusp, IMC-F106C and other programs, and may develop future product candidates, for use in combination with one or more currently approved cancer therapies. In addition, we have begun enrollment in multiple combination arms of our IMC-F106C Phase 1/2 clinical trial, including evaluation of IMC-F106C in combination with standards of care including checkpoint inhibitors, chemotherapy and tebentafusp and, we expect to start randomizing patients with previously untreated advanced melanoma to IMC-F106C + nivolumab versus nivolumab or nivolumab + relatlimab, depending on country, in our PRISM-MEL-301 Phase 3 trial of IMC-F106C in the first quarter of 2024. Even if any product candidate we, or our collaboration partners, develop, was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate our IMC-F106C and other programs, or any other future product candidates, in combination with one or more other cancer, infectious disease or autoimmune disease therapies that have not yet been approved for marketing by the FDA, the European Commission or similar foreign regulatory authorities. We will not be able to market and sell our IMC-F106C and other programs, or any product candidate we develop in combination with any such unapproved cancer, infectious disease or autoimmune therapies, that do not ultimately obtain marketing approval.

If the FDA, European Commission or similar foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with our or any product candidate we develop, the approval of our product candidates may be delayed and their value may be reduced, which may harm our business, financial condition and prospects.

If we do not achieve our projected development and commercialization goals within the timeframes we announce and expect, the commercialization of our product candidates or any future product candidates may be delayed, and our business will be harmed.

For planning purposes, we estimate the timing of achieving various scientific, clinical, regulatory, and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, regulatory submissions or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the submission of a CTA or IND, completion of an ongoing clinical trial, the initiation of clinical trials, announcement of trial data, receipt of regulatory approval, or the commercial launch of a product. The achievement of many of these milestones may be affected by factors outside of our control. All of these milestones are based on a variety of assumptions, which may cause the timing of achieving the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;

•	the rate of progress, costs, and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	our receipt of approvals by the FDA, European Commission and comparable foreign regulatory authorities, and the timing thereof;

•	other actions, decisions, or rules issued by regulators;

•	our ability to access sufficient, reliable, and affordable supplies of materials used in the manufacture of our product candidates;

•	our ability to manufacture and supply clinical trial materials to our clinical sites on a timely basis;

•	the efforts of our collaborators with respect to the commercialization of our approved products, if any; and

•	the securing of, costs related to, and timing issues associated with, commercial product manufacturing, as well as sales and marketing activities.

If we fail to achieve announced milestones in the timeframes we expect, the commercialization of our lead product candidate and any other current or future product candidates may be delayed, and our business, results of operations, financial condition, and prospects may be adversely affected.

Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain product candidates over other potential product candidates. These decisions may prove to have been wrong and may adversely affect our ability to develop our own programs and our attractiveness as a commercial partner and may ultimately have an impact on our commercial success.

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas are subject to change over time, and these decisions may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates, abandon products that we have devoted significant resources toward in favor of other product candidates, or misread trends in the biopharmaceutical industry, in particular for our lead product candidate, our business, financial condition and results of operations could be materially adversely affected.

We conduct clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We conduct clinical trials outside the United States including in Australia, New Zealand, Europe and Asia, and are likely to continue to do so in these or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

A variety of risks associated with conducting research and clinical trials in multiple countries and marketing our product candidates internationally could materially adversely affect our business.

Clinical trials are currently being conducted in multiple countries throughout the world, and we plan to globally develop our current and future product candidates. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

•	differing regulatory requirements in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

•	differing standards for the conduct of clinical trials;

•
increased difficulties in managing the logistics and transportation of storing and shipping product candidates produced in the United States or elsewhere and shipping the product candidate to patients in other countries;

•	import and export requirements and restrictions;

•	economic weakness, including inflation, or political instability in foreign economies and markets, particularly in light of recently worsening global macroeconomic conditions;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United Kingdom or the United States;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;

•	potential liability under the Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act 2010, or comparable foreign regulations;

•
challenges enforcing or protecting our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States or the United Kingdom;

•	the impacts Brexit may have with respect to the cross-border acknowledgment of clinical trial results and marketing authorizations as well as recruitment of scientific personnel;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•
business interruptions resulting from geopolitical actions, including the Ukraine war, the state of war between Hamas and Israel, other wars and acts of terrorism, and the outbreak of and international responses to global health crises.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Risks Related to the Commercialization of Our Product Candidates

If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.

KIMMTRAK and our product candidates are biologics and the process of manufacturing our products is complex, highly regulated and subject to multiple risks. We may encounter difficulties in production, particularly with respect to process development, quality control, upscaling or scaling-out of our manufacturing capabilities. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Before we can begin commercial manufacture of our products, regulatory authorities must approve marketing applications that identify manufacturing facilities operated by us or third-party manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities. Any failure to follow current Good Manufacturing Practice, or cGMP, or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill and finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of drug product for our clinical trials or the termination of or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. In addition, our pharmaceutical manufacturing facilities are continuously subject to scheduled and unannounced inspection by the FDA, competent authorities of Member States and other comparable foreign regulatory authorities, before and after product approval, to monitor and ensure compliance with cGMP and other regulations. The facilities used by our contract manufacturers have been approved by the FDA and regulatory authorities in other countries for the manufacture of KIMMTRAK. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.

Due to the complexity of the processes used to manufacture our products and product candidates, we may be unable to continue to pass or initially pass federal or international regulatory inspections in a cost-effective manner. For the same reason, any potential third-party manufacturer of our products or our product candidates may be unable to comply with cGMP regulations in a cost-effective manner and may be unable to initially or continue to pass a federal or international regulatory inspection.

Our TCR bispecific product candidates that have been produced and are stored for later use may degrade, become contaminated or suffer other quality defects, which may cause the affected product candidates to no longer be suitable for their intended use in clinical trials or other development activities. If the defective product candidates cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidates.

A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, which could result in imprisonment, suspension or restrictions of production, suspension, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the biologic, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act, or FCA, corporate integrity agreements, consent decrees, or withdrawal, suspension or variation of product approval. For example, our IMC-C103C program was temporarily placed on partial clinical hold in 2020 due to insufficient specifications on a drug release assay in the corresponding IND.

If we, or third-party manufacturers with whom we contract, are unable to comply with manufacturing regulations, we may be subject to delay of approval of our product candidates, warning or untitled letters, fines, unanticipated compliance expenses, recall or seizure of our products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our business, financial condition, results of operations and growth prospects.

If we are unable to successfully develop and maintain manufacturing processes for KIMMTRAK or our product candidates, or are unable to produce sufficient quantities at acceptable costs, we may be unable to support a clinical trial or be forced to terminate a program, or if we are unable to produce sufficient quantities of our products at acceptable costs, we may be unable to meet commercial demand, lose potential revenue, have reduced margins or be forced to terminate a program.

Due to the complexity of manufacturing KIMMTRAK and our product candidates, we may not be able to manufacture sufficient quantities. Our inability to produce enough of our product candidate at acceptable costs may result in the delay or termination of development programs. With respect to our commercial portfolio, we may not be able to manufacture KIMMTRAK successfully with a commercially viable process or at a scale large enough to support their respective commercial markets or at acceptable margins.

The development of commercially viable manufacturing processes typically is very difficult to achieve and is often very expensive and may require extended periods of time. Changes in manufacturing processes (including manufacturing cell lines), equipment or facilities (including moving manufacturing from one of our facilities to another one of our facilities or a third-party facility, or from a third-party facility to one of our facilities) may require us to complete clinical trials to receive regulatory approval of any manufacturing modifications.

Even a developed manufacturing process can encounter difficulties. Problems may arise during manufacturing for a variety of reasons, including human error, mechanical breakdowns, problems with raw materials and cell banks, malfunctions of internal information technology systems, and other events that cannot always be prevented or anticipated. Many of the processes include biological systems, which add significant complexity, as compared to chemical synthesis. We expect that, from time to time, consistent with biotechnology industry expectations, certain production lots will fail to produce product that meets our quality control release acceptance criteria. To date, failure rates for KIMMTRAK have been rare. If the failure rate increased substantially, we could experience increased costs, lost revenue, damage to customer relations, time and expense investigating the cause and, depending upon the cause, similar losses with respect to other lots or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.

In order to produce product within our time and cost parameters, we must continue to produce product within our expected success rate and yield expectations. Because of the complexity of our manufacturing processes, it may be difficult or impossible for us to determine the cause of any particular lot failure and we must effectively take corrective action in response to any failure in a timely manner.

We currently rely on third parties for the commercial manufacture KIMMTRAK. If those manufacturers are unwilling or unable to fulfil their contractual obligations or satisfy demand outside of or in excess of the contractual obligations, we may be unable to meet demand for KIMMTRAK or sell KIMMTRAK at all and we may lose potential revenue. Further, the availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain.

In addition, our manufacturing processes subject us to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of hazardous materials and wastes resulting from their use. We incur significant costs in complying with these laws and regulations.

We face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.

The biotechnology industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that our product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to acquire or in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent or other proprietary protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of therapeutics to address unmet needs in cancer including: Adaptimmune Therapeutics plc, Immatics Biotechnologies GmbH, or Immatics (alone and in collaboration with Bristol Myers Squibb), Adaptive Biotechnologies Corporation, or Adaptive, pure MHC, LLC, BioNTech SE, Genentech, Matterhorn, Anocca, Enara Bio and Regeneron Pharmaceuticals, Inc., or Regeneron, who are also seeking to identify peptide HLA targets and develop product candidates; T-Knife GmbH, Adaptive, 3T Biosciences, Inc., MediGene, Regeneron, bluebird Bio, Inc., Takara Bio Inc., Bristol-Myers Squibb Company, GSK, Kite Pharma, Lion TCR, TCR Cure, Corregene Biotechnology Co. LTD, and TScan who are developing TCR-based cell therapies; F. Hoffmann-La Roche Ltd, Amgen, Inc., Genmab, Inc., Molecular Partners, 3T Biosciences, Inc., and CDR-Life Inc. are developing CD3-based TCR bispecific compounds or TCR mimetic antibodies.

In August 2023, Delcath Systems, Inc. announced the approval and U.S. launch of HEPZATO KIT, a liver directed therapy that delivers a high dose of melphalan to the liver via percutaneous hepatic perfusion. This system is marketed in Europe as a CE Marked device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT). We are aware of several other companies with product candidates in clinical development including anticipated program updates from Ideaya Biosciences’ first-line non-HLA-A2 mUM registration Phase 2/3 in 2024, in addition to clinical efficacy and regulatory updates for the neoadjuvant UM Phase 2 by mid-2024 and 2024, respectively.

We are aware of various companies and academic institutions that are developing TCR transduced cell therapies against a range of pHLA targets, some of which may overlap with product candidates in our pipeline such as PRAME. Specifically in regards to PRAME, we are aware that Immatics and MediGene are both conducting Phase 1 clinical trials of PRAME- directed cellular therapies and Immatics has also initiated a Phase 1/2 clinical trial of a PRAME TCRxCD3 half-life extended bispecific approach.

We anticipate that we will continue to face intense and increasing competition as new treatments enter the market and advanced technologies become available. There can be no assurance that our competitors are not currently developing, or will not in the future develop, products that are equally or more effective or are more economically attractive than any of our current or future product candidates. Competing products may gain faster or greater market acceptance than our products, if any, and medical advances or rapid technological development by competitors may result in our product candidates becoming non-competitive or obsolete before we are able to recover our research and development and commercialization expenses. If we or our product candidates do not compete effectively, it may have a material adverse effect on our business, financial condition and results of operations.

Continued coverage and adequate reimbursement may not be available for KIMMTRAK, or our other current or any future product candidates, which could make it difficult for us to sell profitably, if approved.

Continued market acceptance and sales of KIMMTRAK or any product candidates that we commercialize, if approved, will depend in part on the extent to which reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and private health insurers. While we have established third-party payor coverage for KIMMTRAK in the United States, this coverage may change at any time and we may not be able to maintain it in the future or obtain or maintain similar coverage in additional territories or for additional indications. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may incur significant costs to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective.

Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its list of covered drugs, or formulary, it will be placed. The position on a payor’s formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products, and providers are unlikely to prescribe our products, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products and their administration. Therefore, coverage and adequate reimbursement is critical to new medical product acceptance.

Outside the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. The delivery of health care in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union law and policy.  National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that contact may vary. The European Union provides options for Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status.

Moreover, in order to obtain reimbursement for our products in some European countries, including some Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between Member States.

In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the European Union. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the level of the European Union for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the European Union, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the MHRA is working with UK HTA bodies and other national organizations, such as the SMC, the NICE, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

Legislators, policymakers and healthcare insurance funds in the European Union and the United Kingdom may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems of European countries. These measures could include limitations on the prices we would be able to charge for KIMMTRAK or product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Political, economic and regulatory developments may affect our ability to profitably commercialize KIMMTRAK or our other product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or Member State level may result in significant additional requirements or obstacles that may increase our operating costs, delay the commercialization of KIMMTRAK in certain countries, delay the marketing authorization of other product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

For example, we must enter into pricing agreements with individual Member States in order to be reimbursed for KIMMTRAK in such Member States. For Germany, we had entered into a pricing agreement, which is subject to certain conditions, for KIMMTRAK that was published in September 2023. Because the sales of KIMMTRAK exceeded the orphan drug threshold (€30 million) in Germany in 2023, German law requires a medical benefit assessment and a new price renegotiation. We cannot guarantee that the price of KIMMTRAK will not change in Germany. Simultaneously with the renegotiation of pricing agreements in Germany, we are negotiating pricing agreements with other Member States, including France. Limitations on our ability to price KIMMTRAK, or our future product candidates, if approved, may have a significant impact on our results of operations.

Further, an increasing number of European Union and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop. Coverage policies and third party reimbursement rates may change at any time. Even if favorable coverage and adequate reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Additionally, we may use or develop a proprietary diagnostic test for use with certain of our product candidates. We will be required to obtain coverage and reimbursement for this test separate and apart from the coverage and reimbursement we seek for our product candidates, if approved. There is significant uncertainty regarding our ability to obtain coverage and adequate reimbursement for this proprietary diagnostic test for reasons similar to those applicable to our product candidates, which could impact future revenue.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	the impairment of our business reputation;

•	the withdrawal of clinical trial participants;

•	costs due to related litigation;

•	the distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and

•	decreased demand for our product candidates, if approved for commercial sale.

We believe our product liability insurance coverage is sufficient in light of our current commercial and clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage each time we commercialize an additional product; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could adversely affect our results of operations and business.

Patients with the diseases targeted by certain of our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Dependence on Third Parties

Our existing therapeutic collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have relatively limited capabilities for drug development and have limited experience of carrying out sales, marketing and distribution activities for KIMMTRAK. We have previously entered into collaborations with other companies that we believe can provide similar capabilities. These collaborations provided us with important funding for our development programs and technology platforms, and we could receive additional funding if we enter into further collaborations in the future. In addition, we have entered and may enter in the future into collaboration agreements whereby we investigate the therapeutic benefit of our own products or product candidates in combination with a product or product candidate of a third party. For example, in February 2024, we entered into a clinical trial collaboration and supply agreement with Bristol-Myers Squibb, or BMS, pursuant to which we will sponsor and fund the PRISM-MEL-301 clinical trial of our candidate IMC-F106C + BMS’s nivolumab versus a control arm of either nivolumab or nivolumab + BMS’s relatlimab, depending on the country where the patient is enrolled, in first line advanced cutaneous melanoma, and BMS will provide nivolumab. Any future collaborations we enter into, may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•
collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours; this may also happen if the collaborators’ development of competing products is substantially faster than our development timelines;

•	collaborators may not further develop product candidates developed by us or co-developed with us under the collaboration;

•
product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•
a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•
disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•
collaborators have certain defined rights to change or expand the scope of development programs during the course of the collaboration. This may lead to additional research work for us that may be time-consuming and expensive. Such work may compete with our own development programs and may delay timelines to market or proof-of-concept for our product candidates. If development programs under the collaboration turn out to be more costly and time-consuming, such unanticipated costs and work could likewise compete with our internal development programs;

•
collaborators may not properly maintain, enforce or defend our intellectual property or proprietary information or may use them in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•
collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability, and collaborators may also allege that we are liable for potential infringement, misappropriation or other violations of third-party intellectual property or proprietary rights during the research and development work for the collaboration;

•
certain collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, certain of our collaboration and license agreements may be terminated for convenience upon the completion of a specified notice period; and

•
collaborators may discontinue the development of product candidates within the collaboration, for example if they consider the results achieved so far or the product candidates not promising enough or if their development strategies change.

If our therapeutic collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration, or we may not be able to complete combination trials. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of our program collaborators.

Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in other clinical trials or projects, such as a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators.

For some of our product candidates, we may in the future determine to collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, and the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that reduced the number of potential future collaborators. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platforms and our business may be materially and adversely affected.

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. Subject to certain specified exceptions, each of our existing therapeutic collaborations contains an exclusivity restriction on our engaging in activities that are the subject of the collaboration with third parties for specified periods of time.

We rely on CROs and other third parties to conduct our Phase 1, Phase 2 and Phase 3 pivotal clinical trials and expect to rely on CROs and other third parties to conduct future clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these CROs and other third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We rely and expect to continue to rely on CROs, medical institutions, clinical investigators, contract laboratories and other third parties to conduct or otherwise support clinical trials for our product candidates, including our TEBE-AM Phase 2/3 advanced melanoma tebentafusp trial, our EORTC-sponsored ATOM Phase 3 trial of KIMMTRAK in adjuvant uveal (ocular) melanoma, our PRISM-MEL-301 Phase 3 clinical trial of IMC-F106C in first line advanced cutaneous melanoma, our Phase 1/2 dose escalation clinical trial of IMC-F106C in patients with multiple solid tumor cancers, our Phase 1 clinical trial of IMC-M113V in patients with HIV, and our Phase 1 clinical trial of IMC-I109V. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

Such arrangements will likely provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

We rely and expect to continue to rely heavily on CROs, medical institutions, clinical investigators, contract laboratories and other third parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We, our principal investigators and our CROs are required to comply with regulations, including Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the EEA countries and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we designed our PRISM-MEL-301 Phase 3 clinical trial of IMC-F106C in first line advanced cutaneous melanoma, our Phase 1/2 dose escalation clinical trial of IMC-F106C in patients with multiple solid tumor cancers, our Phase 1 clinical trial of IMC-M113V in patients with HIV, and our Phase 1 clinical trial of IMC-I109V, and intend to design the future clinical trials for our product candidates, we expect that CROs will conduct all of our clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;

•	fail to comply with contractual obligations;

•	experience regulatory compliance issues;

•	undergo changes in priorities or become financially distressed; or

•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the principal investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates, or our development program materially and irreversibly harmed. If we are unable to rely on clinical data collected by our principal investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

In addition, in 2023, we signed an agreement for with EORTC to study KIMMTRAK as adjuvant therapy for uveal (or ocular) melanoma (ATOM) in HLA-A*02:01 positive patients. While the Phase III trial is conducted by EORTC and we have limited ability to control the trial or steer EORTC’s  activities, our ability to expand KIMMTRAK into uveal (or ocular) melanoma depends in great part on the outcome of that trial. If EORTC does not conduct the trial in a satisfactory manner or fails to comply with regulatory requirements, we may be required to repeat the Phase III trial in order to get regulatory approval to expand KIMMTRAK into uveal (or ocular) melanoma, which would significantly delay commercialization and require significantly greater expenditures from us.

If any of our relationships with these third-party principal investigators or CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. If principal investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such principal investigators or CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We contract with third parties for the manufacture of our product candidates for pre-clinical development, clinical testing, and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we currently have any plans to establish, any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for pre-clinical development and clinical testing, and the commercial manufacture of our products. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA or comparable foreign regulatory authorities pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA or comparable foreign regulatory authorities. We have limited control over the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of Member States or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of Member States or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, clinical holds, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third -party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation or unauthorized disclosure of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Our product candidates and any products that we may develop may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any such replacement.

In addition, in February 2024, we entered in a clinical trial collaboration and supply agreement with BMS pursuant to which we will sponsor and fund the PRISM-MEL-301 clinical trial of IMC-F106C in combination with nivolumab, and BMS will provide nivolumab. The risks related to our reliance on BMS for clinical supply of nivolumab is similar to the risks related to our reliance on contract manufacturers for clinical supply of our product candidates.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The active pharmaceutical ingredients, or API, used in our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations for any reason. We are also unable to predict how changing global and macroeconomic conditions such as public health crises, the war in Ukraine, the state of war between Hamas and Israel (such as the potential impact on our international operations because our distributor outside the US and Western Europe has significant exposure in the region), global geopolitical tension and rising inflation will affect our third- party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API prior to submission of a BLA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the API used in our product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay. While we seek to maintain adequate inventory of the API used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

We may seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

We may also be restricted under collaboration agreements from entering into future agreements on certain terms with other potential collaborators. Collaborations are complex and time- consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

In addition, any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. For example, our collaborations with GlaxoSmithKline Intellectual Property Development Ltd and with Eli Lilly were terminated in 2022, and in February 2023, we elected to withdraw from co-funding the MAGE-A4 HLA-A02 program, IMC-C103C with Genentech. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

Where we license technology from a third party, the prosecution, maintenance, enforcement and defence of the patent or other intellectual property or proprietary rights licensed from such third party may be controlled by the third party, which may impact the scope of patent or other protection.

Where we license patent rights, technology or other intellectual property or proprietary rights from a third party, control of such third-party rights may vest in the licensor, particularly where the license is non-exclusive or field-restricted. This may mean that we are not able to control or affect the scope of the claims of any relevant third-party patent or other intellectual property protection or have control over the preparation, filing, prosecution, maintenance, enforcement and defence of such patents and patent applications. Therefore, we cannot be certain that such patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject to such licensed rights could be adversely affected. Where a licensor brings an enforcement action with respect to licensed patents or other intellectual property, this could negatively impact our business or result in additional restrictions being imposed on the license we have and the scope of such license, or result in invalidation or limitation of the scope of the licensed patents or other intellectual property rights. In addition, should we wish to enforce the relevant patent or other intellectual property rights against a third person, we may be reliant on consent from the relevant licensor or the cooperation of the licensor. The licensor may refuse to bring such action and leave us unable to restrict competitor entry into the market. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we or our third-party suppliers use hazardous, non-hazardous, biological or other materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, potentially infectious material and genetically modified cells. We and our suppliers are subject to federal, state and local laws and regulations in the United Kingdom and United States governing the use, manufacture, storage, handling and disposal of such hazardous materials. Although we believe that we and our suppliers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, and that we and our suppliers have all necessary permits, we and our suppliers cannot completely eliminate the risk of contamination or injury resulting from hazardous chemical or biological materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We have insurance in place for liabilities arising from handling biological and hazardous substances, but it may not or may not fully cover all costs from such accidents. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could impact our business, prospects, financial condition or results of operations.

Risks Related to Intellectual Property

If we are unable to adequately protect our proprietary technology or obtain, maintain, protect and enforce patent and other intellectual property protection for our technology and products or if the scope of the protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates and our core technologies, including our novel target discovery technology, our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our current or future pending patent applications will issue or will mature into issued patents that include claims with a scope sufficient to protect tebentafusp, IMC-F106C, IMC-I109V, IMC-M113V, IMC-P115C, IMC-T119C, IMC-R117C, IMC-S118AI, or any other current or future product candidates or technologies, in whole or in part, or effectively prevent others from commercializing competing product candidates and technologies. While we own issued patents relating to tebentafusp and pending patent applications relating to our other product candidates, including IMC-F106C, IMC-I109V, IMC-M113V, IMC-P115C, IMC-T119C, IMC-R117C, and IMC-S118AI, we do not own or in-license any issued patents relating to such other product candidates, and we can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States and countries of the EU, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including generic versions of such products.

Furthermore, certain of our patents and technology were funded in part by investments from non-profit third parties, including the Bill & Melinda Gates Foundation, or the Gates Foundation. We are required to fulfil certain contractual obligations with respect to products created using such grant funding, including making certain products available at an affordable price in a list of clearly defined low and lower-middle income countries. For more information, see “Item 1. Business—Our Collaborations and License Agreements
—Gates Collaboration.”

Other parties may have developed technologies that are related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive issued patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our pending patent applications or any patent application we may license, or that we were the first to file for patent protection of such inventions. In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to most of the pending patent applications covering our product candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, or its global equivalents, are often significantly narrowed by the time they issue, if they issue at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we may license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

Even if we acquire patent protection that we expect should enable us to maintain a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or any patent we may license may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. We may become involved in opposition, derivation, re-examination, revocation, inter partes review, post-grant review, interference or other proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights.

Competitors or other third parties may claim that they invented the inventions claimed in our issued patents or patent applications prior to us, or may file patent applications before we do. Third parties may also claim that we are infringing, misappropriating or otherwise violating their patents or other intellectual property rights and that we therefore cannot practice our technology as claimed under our patents, if issued. Competitors and other third parties may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor or other third party could claim that our patents, if issued, are not valid for a number of reasons. If a patent office or court agrees, we would lose our rights to those challenged patents, in whole or in part.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, without payment to us, or could limit the duration of the patent protection covering our technology and product candidates. Such challenges may also result in our inability to manufacture or commercialize our product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such proceedings also may result in substantial cost and require significant time and attention from our scientists and management.

In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products or technology similar or identical to ours. Moreover, some of our patents and patent applications are, and may in the future be, co-owned with third parties. In-licensed patents and patent applications may also be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their interest to other parties, including our competitors, who could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us.

Even if unchallenged, our patent portfolio may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents or any patents we may license by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to one or more of our product candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance and renewal fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. If we or our licensors fail to maintain the patents and patent applications covering our product candidates and technologies, we may not be able to stop a competitor from marketing products that are the same as or similar to our product candidates, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to the protection afforded by patents, we rely upon unpatented trade secret protection, unpatented know-how, proprietary information and continuing technological innovation to develop and maintain our competitive position. With respect to the building of our ImmTAX platform, we consider trade secrets and know-how to be our primary intellectual property. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees, CROs and consultants, and invention assignment agreements with our consultants and employees. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of trade secrets and other confidential information is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, CROs and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secret protection as a result. In addition, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming, and the outcome is unpredictable. In addition, some courts, especially outside the United States, are sometimes less willing to protect trade secrets. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach.

Our trade secrets could otherwise become known, obtained or independently discovered by our competitors or other third parties, who could purchase our products and product candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe, misappropriate or otherwise violate our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate such information, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect our market against competitors’ products, our competitive position could be adversely affected, as could our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property or proprietary rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We are subject to, and may in the future become party to or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference, post-grant review, inter partes review and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions, such as oppositions before the European Patent Office, or EPO. Our competitors or other third parties may assert infringement claims against us, alleging that our products or technologies are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to soluble, bispecific TCRs. Some of these patent applications have already been allowed or issued, and others may issue in the future. Since these areas are competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates, or the practice of our technology. If a patent holder believes our product or product candidate infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect.

Even if we believe that such claims are without merit, there is no assurance that a court or patent office would find in our favor on questions of infringement, validity, enforceability, or priority. A court of competent jurisdiction could hold that third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of a U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product candidates and technology. We may also attempt to obtain a license even in the absence of an action or finding of infringement. In either case, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Without such a license, we could be forced, including by court order, to cease developing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed such third-party patent rights. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. If we lose a foreign lawsuit alleging our infringement, misappropriation of other violation of a competitor’s patents or other intellectual property or proprietary rights, we could be prevented from marketing our products in one or more foreign countries. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets or other confidential information of our competitors or other third parties or are in breach of non-competition or non-solicitation agreements with our competitors or other third parties, or claims asserting ownership of what we regard as our own intellectual property.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features would have a material adverse effect on our business, and may prevent us from successfully commercializing our product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate, challenge the validity of or otherwise violate our patents and other intellectual property rights. We may become involved in opposition, derivation, re-examination, revocation, inter partes review, post-grant review, interference or other proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights. For example, our European patents may be involved in opposition proceedings at the European Patent Office, challenging the validity of those patents. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and certain procedural formalities. As a result of the opposition proceedings, the European Patent Office’s Opposition Division, or the Opposition Division, can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. Decisions made by the Opposition Division can be appealed to the European Patent Office’s Appeal Board. Challenges to our patents, including in such opposition proceedings, may result in loss of patent rights, exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the scope and duration of the patent protection of our ImmTAX platform technology and product candidates.

Additionally, our patents or the patents of our licensing or collaboration partners may in the future become, involved in inventorship or priority disputes, and our ability to commercialize our product candidates could be adversely affected if we do not obtain a license to any patents material to the development of our product candidates. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our platform technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

To counter infringement or unauthorized use, we or our licensing or collaboration partners may be required to file infringement claims. A court may disagree with such allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that the applicable patents or other intellectual property do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe, misappropriate or otherwise violate their intellectual property or that a patent or other intellectual property right asserted against them is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render any patents that may issue invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our future patents, should they issue, but that could nevertheless be determined to render our patents invalid.

An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our patents covering one of our product candidates, we would lose at least part, and perhaps all, of the patent protection covering such product candidate. Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Intellectual property litigation and proceedings could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and are likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ADSs. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating, or from successfully challenging, our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

We may not be able to effectively enforce our intellectual property and proprietary rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain jurisdictions, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, the patent laws of some foreign jurisdictions do not afford intellectual property protection to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement, misappropriation or other violation of our patents and other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in the major markets for our product candidates, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. If we are not able to obtain a license, or not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially. Even if we are able to obtain a license, it may be non-exclusive, which may allow our competitors or other third parties access to the same technologies licensed to us.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. In cases where we are unable to procure sufficient rights to third-party intellectual property rights, we might need to cease use of the compositions or methods covered by such third-party intellectual property rights and/or develop alternative approaches that do not infringe, misappropriate or otherwise violate such intellectual property rights. This could entail additional costs and development delays, and the development of such alternatives may not be feasible. Any of the foregoing could prevent us from developing or commercializing one or more of our product candidates, or force us to modify such product candidates, or to cease some aspect of our business operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to comply with our obligations in the agreements under which we collaborate with or license intellectual property rights from third parties, or otherwise experience disruptions to our business relationships with our collaborators or licensors, we could lose rights that are important to our business.

Our current and any future collaboration and license agreements impose, or we expect will impose, various development, diligence, commercialization, payment, and other obligations on us. In spite of our efforts, a collaborator or licensor might conclude that we have materially breached our obligations under such agreement and seek to terminate the agreement, thereby removing or limiting our ability to develop and commercialize products and technology covered by these agreements. If these agreements are terminated, or if the underlying patent or other intellectual property rights licensed thereunder fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical or similar to ours and we may be required to cease our development and commercialization of certain of our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Moreover, disputes may arise regarding intellectual property subject to a collaboration or licensing agreement, including:

•	the scope of rights granted under the agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the counterparty that is not subject to the agreement;

•	the sublicensing of patent and other intellectual or proprietary rights under our collaborative development relationships;

•	our diligence obligations under the agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our counterparty and us and our partners; and

•	the priority of invention of patented technology.

These agreements may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law in 2011, could increase those uncertainties and costs.

The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. For example, the Leahy-Smith Act limits where a patentee may file a patent infringement suit and provides opportunities for third parties to challenge any issued patent with the USPTO. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a patent claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement or defense of our or our collaboration or licensing partners’ issued patents.

In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first to file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. This will require us to be cognizant of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. Therefore, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce rights in our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce any existing patents and patents that we may obtain in the future.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we own or license now or in the future;

•	we or our licensors or collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license now or in the future;

•	we or our licensors or collaborators might not have been the first to file patent applications covering certain of our or their inventions;

•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights or any intellectual property rights we may license;

•	it is possible that our present or future pending patent applications (whether owned or licensed) will not lead to issued patents;

•	it is possible that there are or will be prior public disclosures that could invalidate our or our licensors’ or collaboration partners’ patents;

•
issued patents that we hold rights to may fail to provide us with any competitive advantage, or may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

•
our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;

•	the ownership, validity or enforceability of our patents or patent applications may be challenged by third parties;

•	the patents or pending or future applications of others, if issued, may harm our business; and

•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Issued patents covering our product candidates or technologies could be found invalid or unenforceable if challenged in court or in administrative proceedings.

If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or technologies, should such a patent issue, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). An adverse determination in any of the foregoing proceedings could result in the revocation or cancellation of, or amendment to, our patents in such a way that they no longer cover our product candidates or technology. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates or technologies. Such a loss of patent protection could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

If our trademarks and trade names are not adequately protected, then this may impede our ability to build and sustain name recognition in our markets of interest and our business may be adversely affected.

We may rely on trademarks and trade names to protect our business. If our trademarks and trade names are not adequately protected, this may impede our ability to build and sustain name recognition in our markets of interest and our business may be adversely affected. We may not be able to protect our rights to these trademarks and trade names, which we need to support name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark oppositions or infringement claims brought by owners of other registered or unregistered trademarks or trade names that incorporate elements which are identical or similar to our trademarks or trade names. For example, our U.S. trademark application for IMMTAX was previously subject to an opposition filed by Immatics and we brought counterclaims against three of Immatics’s U.S. registered trademarks for IMMATICS. In addition, Immatics previously filed invalidation actions against U.K. and EU trademark registration for IMMTAX. While we were successful in defending this opposition and Immatics were required to reimburse our legal costs in 2023, if we are unsuccessful in defending similar cases in future, we could be required to change our branding or trademarks, which could cause us to incur substantial costs and impede our ability to build and sustain name recognition for such platform.  Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on effective use of our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Risks Related to Government Regulation

The FDA and comparable foreign regulatory authorities’ regulatory pathways can be difficult to predict and whether, for example, further unanticipated clinical trials are required, will depend on the data obtained in our ongoing clinical trials.

The regulatory approval pathway and the amount of time it takes us to obtain regulatory approvals for our product candidates will depend on the data that are obtained in our ongoing clinical trials and any future clinical trials, including future registrational or pivotal clinical trials. We may attempt to seek approval on a per indication basis for our product candidates on the basis of a single pivotal trial or on the basis of data from one or more uncontrolled trials. While the FDA requires in most cases two adequate and well-controlled pivotal clinical trials to demonstrate the efficacy of a product candidate, a single trial with strong confirmatory evidence may be sufficient in instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and if confirmation of the result in a second trial would be practically or ethically impossible. Similar requirements may be applicable outside of the United States. In rare cancer indications with very limited treatment options, a large and/or controlled trial is often not feasible and thus data from smaller and even uncontrolled trials may be sufficient for regulatory approval. Depending on the data we obtain, the FDA or other regulatory authorities may require additional clinical trials to be carried out or further patients to be treated prior to the granting of any regulatory approval for marketing of our product candidates. It is difficult for us to predict with such a novel technology exactly what will be required by the regulatory authorities in order to take our product candidates to market or the timeframes under which the relevant regulatory approvals can be obtained.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. For example, clinical trials may be required in pediatric populations before any marketing approval can be obtained, which can be time-consuming and costly. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities also have discretion in the drug and biologics approval processes. The number and types of pre-clinical programs and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from pre-clinical programs or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application. In addition, approval of our product candidates could be delayed or refused for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;

•
we or our collaborators may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe, pure, potent and have a favorable risk/benefit profile for any of their proposed indications;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical programs or clinical trials;

•
data collected from clinical trials of product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•	manufacturing processes or facilities or those of the third-party manufacturers we use may not be adequate to support approval of our product candidates; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

It is possible that no product candidates will ever obtain the appropriate regulatory approvals necessary to be commercialized. Any delay in obtaining, or failure to obtain, required approvals would materially adversely affect our ability to generate revenue from the particular product candidate, which would result in significant harm to our business.

Even though we have received regulatory approval for KIMMTRAK, and even if we receive regulatory approval for any of our other product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

We are subject to extensive ongoing obligations and continued regulatory review with respect to KIMMTRAK, such as continued adverse event reporting requirements. Any problems with a product or any violation of ongoing regulatory obligations could result in restrictions on the applicable product, including the withdrawal of the applicable product from the market.

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, regulatory action, delays in regulatory timelines and additional costs to us.

Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•	issuance of Form FDA 483 notices or Warning Letters by the FDA or other regulatory authorities;

•	imposition of fines and other civil penalties;

•	criminal prosecutions;

•	injunctions, suspensions, variations or revocations of regulatory approvals;

•	suspension of any ongoing clinical trials;

•	total or partial suspension of manufacturing;

•	delays in commercialization;

•	refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications submitted by us;

•	refusals to permit drugs to be imported into or exported;

•	restrictions on operations, including costly new manufacturing requirements;

•	product recalls or seizures; and

•	requirements to conduct post-marketing studies or clinical trials.

The policies of the FDA and other regulatory authorities may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or of KIMMTRAK in any additional indications or territories, or further restrict or regulate post-approval activities. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each Member State, leading to a single decision for each Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all Member States concerned, and a separate assessment by each Member State with respect to specific requirements related to its own territory, including ethics rules. Each Member State’s decision is communicated to the sponsor via the centralized portal of the EU. Once the clinical trial approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

In light of the entry into application of the CTR on January 31, 2022, we may be required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR will be required for clinical trials which will have at least one site active in the E.U. on January 30, 2025. A transitioning application would need to be submitted to the competent authorities Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past January 30, 2025. This would require financial, technical and human resources. If we are unable to transition our clinical trials in time, the conduct of those clinical trials may be negatively impacted.

The United Kingdom’s regulatory framework in relation to clinical trials is derived from existing legislation of the EU (as implemented into the United Kingdom’s law of the United Kingdom, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the United Kingdom’s legislation for clinical trials. The United Kingdom’s Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the United Kingdom’s regulations will align with the CTR. Failure of the United Kingdom to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the United Kingdom as opposed to other countries and/or make it harder to seek a marketing authorization for the Company’s product candidates on the basis of clinical trials conducted in the United Kingdom.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing laws of the EU governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, our development plans may be impacted.

We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we or our collaborators might not be permitted to market our current or any future approved products and our business would suffer.

Reports of adverse events or safety concerns involving KIMMTRAK or our product candidates could delay or prevent us from obtaining or maintaining regulatory approvals or could negatively impact sales of our products or the prospects for our product candidates.

Reports of adverse events or safety concerns involving our products could interrupt, delay or halt clinical trials of our products. In addition, reports of adverse events or safety concerns involving our products could result in regulatory authorities requiring that we update the applicable product’s prescribing information, or limiting, denying or withdrawing approval of our products for any or all indications, including previously approved indications. There are no assurances that patients receiving our products will not experience serious adverse events, including fatal events, in the future, whether the serious adverse events are disclosed in the prescribing information or are newly reported. Further, there are no assurances that patients receiving our products with co-morbid diseases not previously studied, will not experience new or different serious adverse events in the future.

The prescribing information for KIMMTRAK includes warnings and precautions for various toxicities, as well as a boxed warning related to the risk of cytokine release syndrome, or CRS. We may be required to update the prescribing information for our products, including boxed warnings, limitations of use, contraindications, warnings and precautions, and adverse reactions, based on reports of adverse events or safety concerns, or implement a Risk Evaluation and Mitigation Strategy, or REMS. Side effects and toxicities associated with our products could affect the willingness of physicians to prescribe, and patients to utilize, our products and thus harm commercial sales of our products. Implementation of a REMS could advantage products that compete with ours or make it more difficult or expensive for us to distribute our products.

Likewise, reports of adverse events or safety concerns involving our product candidates could interrupt, delay or halt clinical trials of our product candidates, or could result in our or our collaborators’ inability to obtain regulatory approvals of our product candidates. Additional and/or unexpected safety events could be observed in these or other trials that could delay or prevent us from advancing the clinical development of, or obtaining regulatory approvals for, our products and product candidates or require us to alter the approved labeling of our products, and may adversely affect our business, results of operations and prospects.

Concerns regarding the safety of our products or product candidates as a result of undesirable side effects identified during clinical testing or otherwise could cause the FDA or comparable foreign regulatory authorities to order us to cease further development or commercialization of our products or the product candidates. Undesirable side effects caused by our products or product candidates could also result in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, the requirement of additional trials, implementation of a REMS or comparable foreign strategies, or the inclusion of unfavorable information in our product labeling, and in turn delay or prevent us from commercializing the applicable product or product candidate. In addition, actual or potential drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial for our products or product candidates or result in potential product liability claims. Any of these events could prevent us from developing or commercializing the applicable product or product candidate, and could significantly harm our business, results of operations and prospects.

The FDA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory authorities strictly regulate the promotional claims that may be made about approved prescription drug products. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA. If we are found to have promoted such off-label uses, we may become subject to significant liability. Similar requirements and restrictions apply abroad. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA or comparable foreign regulatory authority’s approved labeling. The United States federal government has levied large civil and criminal fines against companies for alleged improper promotion of regulated products for off-label uses and has enjoined several companies from engaging in off-label promotion. The FDA and other regulatory authorities have also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

We are subject to stringent and changing laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations and actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; loss of customers and sales; and otherwise adversely affect our business and prospects.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, process, personal data and other sensitive information (including proprietary and confidential business data, trade secrets, intellectual property, clinical trial participant data, and sensitive third-party data). We are subject to data privacy and security obligations such as various laws, regulations, guidance, industry standards, external and internal policies, contracts and other obligations that govern the processing of personal data by us and on our behalf.

In particular, as a company established in the United Kingdom, our processing of personal data is subject to the U.K. GDPR; it is also, in certain circumstances, subject to the EU’s own EU GDPR. Each of these regulations requires stringent standards of data privacy and security concerning personal data and potentially significant sanctions. For example, companies may face: temporary or definitive bans on processing of personal data and other corrective actions; fines of up to 17.5 million pounds sterling under the U.K. GDPR or 20 million Euros under the EU GDPR, or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries.  Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the European Commission’s Standard Contractual Clauses, the United Kingdom’s International Data Transfer Agreement and United Kingdom Transfer Addendum, and the EU-U.S. Data Privacy Framework and the United Kingdom’s Extension to that Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the relevant Framework and/or Extension), these mechanisms are subject to potential legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data, the inability to work with certain collaborators, partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.   Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, or collectively CCPA, applies to personal data of consumers, business representatives, and employees who are California residents to the CCPA requires businesses to provide specific disclosures in privacy notices and honor California residents’ requests to exercise certain privacy rights. The CCPA allows for statutory fines for non-compliance (up to $7,500 per intentional violation). The CCPA and other comprehensive state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Other laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. If we become subject to new data privacy or security laws the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

Additionally, regulations promulgated pursuant to the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, establish privacy and security standards that limit the use and disclosure of individually identifiable health information and protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of such information and ensure the confidentiality, integrity and availability of electronic protected health information. These provisions may apply to our business or that of third parties upon whom we rely (such as our clinical trial sites, collaborators, service providers, contractors or consultants). Determining whether such health information has been handled in compliance with applicable obligations can be complex and may be subject to changing interpretation. If we are unable to protect properly the privacy and security of such information, we could be found to have violated our statutory, contractual and other obligations.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require the imposition of specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparation for and compliance with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources) to it. These obligations may necessitate changes to our business including our information technologies, systems and practices and to those of any third parties that process personal data on our behalf. Although we take efforts designed to comply with applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations. If we (or third parties upon which we rely) fail, or are perceived to have failed, to address and comply with data privacy and security obligations, we could face significant consequences. These consequences may include but are not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar consequences); litigation (including class-related claims) and mass arbitration; additional reporting requirements and oversight; bans on processing personal data; orders to destroy and not to use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation and our business and financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, our clinical trial activities); inability to process personal data; inability to operate in specific jurisdictions; limitations in our ability to develop and commercialize our products; time and other resource expenditures; adverse publicity; and revisions to our operations.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In short, the foreign regulatory approval process involves all of the risks associated with FDA approval. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we may intend to charge for our products will also be subject to approval.

If we are unable to successfully validate, develop and obtain regulatory approval or certification for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

In connection with the clinical development of our product candidates for certain indications, we may engage third parties to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance, certification or approval prior to commercialization.

We intend to rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from pre-clinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for or certification of, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic candidates themselves, including issues with achieving regulatory clearance, certification or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic candidates.

We are subject to the U.K. Bribery Act 2010, or the Bribery Act, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations. Violations of such laws and regulations could subject us to liability.

Our operations are subject to anti-corruption laws, including the Bribery Act, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The Bribery Act, the FCPA and other anti-corruption laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. Under the Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense. In addition, the FCPA requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We and our commercial partners operate in a number of jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations administered by the governments of the United Kingdom and the United States, and authorities in the EU governing our international operations, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. Exports of our products and product candidates must be made in compliance with these laws and regulations. In addition, these laws may restrict or prohibit altogether the provision or supply of certain of our products and product candidates to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions, unless there are license exceptions that apply or specific licenses are obtained.

Because we are organized under the laws of England and Wales with principal executive offices in the United Kingdom and have a U.S. subsidiary and operations in the United States, we are subject to U.S. laws that regulate foreign investments in U.S. businesses and real estate as well as those that regulate access by foreign persons to technology developed and produced in the United States. These laws include section 721 of the Defense Production Act of 1950, as amended, and its implementing regulations at 31 C.F.R. Parts 800 and 802, administered by the Committee on Foreign Investment in the United States; and the Export Control Reform Act of 2018, as implemented by the Export Administration Regulations, and through additional U.S. Commerce Department rulemakings to impose new export control restrictions on “emerging and foundational technologies”, yet to be fully identified. Application of these laws, including as they are implemented through regulations being developed, may negatively impact our business in various ways, including by restricting our access to capital and markets; limiting the collaborations we may pursue; regulating the export, re-export, or transfer of our products, services, and technology from the United States and abroad; increasing our costs and the time necessary to obtain required authorizations and to ensure compliance with U.S. law; and threatening monetary fines and other penalties if we do not.

While we have policies and procedures to address compliance with anti-corruption laws and Trade Control laws, we cannot assure you that these measures will be completely effective in ensuring our compliance in the future with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements and Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by United Kingdom, United States or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

We may seek priority review designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

We may seek Orphan Drug Designation for certain of our product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we have obtained Orphan Drug Designation from the FDA for tebentafusp in uveal melanoma, and we may also seek Orphan Drug Designation for certain of our other product candidates in the future which could be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

As part of our business strategy, in the EEA, the European Commission, upon receiving the positive opinion of the EMA’s Committee for Orphan Medicinal Products, granted Orphan Drug Designation for tebentafusp in uveal melanoma. We may also seek Orphan Drug Designation for certain of our other product candidates in the future to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in EU would be sufficient to justify the necessary investment in developing the drug. In the EU, Orphan Drug Designation entitles a party to financial incentives such as reduction of fees or fee waivers but it does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. In the EU, the EMA is also prevented from accepting a MAA or accept an application to extend for a similar product for the same indication. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period is extended by two years for orphan medicinal products that have also complied with an agreed PIP but it can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold.

Even when and if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Similar considerations are applicable abroad. While we may seek Orphan Drug Designation for our product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

A breakthrough therapy designation by the FDA, or a comparable foreign designation, even if granted for any of our product candidates, may not lead to a faster development, regulatory review or approval process, and each designation does not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

We may seek a breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. The EMA has a similar program called PRIME.

The FDA, the European Medicines Agency and other regulatory authorities may implement additional regulations or restrictions, and legislative bodies may enact new policies, including unfavorable pricing restrictions, that may adversely affect the development and commercialization of our product candidates, and such changes can be difficult to predict.

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory authorities and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear what effect any such challenges or the healthcare reform measures of the Biden administration will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect until 2032, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Further, the IRA, among other things: (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry.

Further in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for KIMMTRAK and our product candidates, if approved, or put pressure on our product pricing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. Further, it is possible that additional governmental action is taken in the event of future epidemics or pandemics.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our current or future product candidates, if we obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to obtain coverage and adequate reimbursement for a product;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

In December 2021, the HTA Regulation, was adopted in the EU. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the level of the EU for joint clinical assessments in these areas. When it enters into application in 2025, the HTA Regulation will be intended to harmonize the clinical benefit assessment of HTA across the EU. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency, or MHRA, is working with U.K. HTA bodies and other national organizations, such as the Scottish Medicines Consortium, or SMC, the National Institute for Health and Care Excellence, or NICE, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

Our relationships with customers and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to significant penalties, including criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•
the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
the federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act, or FCA, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to CMS information related to transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests of such physicians and their immediate family members;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Further, many state laws governing the privacy and security of health information in certain circumstances, differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, or comparable foreign healthcare programs, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We may not be able to file applications to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or applicable competent authorities may not permit us to proceed.

We plan to submit investigational new drug applications, or INDs, for additional product candidates to the FDA in the future. We also plan to submit applications to start clinical trials of additional product candidates outside the United States to the national competent authorities (for example, a CTA to Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom).

The filing of INDs to the FDA and the filing of applications outside the United States is dependent on additional data that have to be generated to support such regulatory filings. Hence, these filings may be delayed if the tests to generate those data show unexpected results or if technical issues arise in generating those data in the first place.

We cannot be sure that submission of an IND, IND amendment or CTA will result in the FDA or any other competent authority outside the United States allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing and pre-clinical safety and efficacy testing requirements of ImmTAX® based therapies remain emerging and evolving fields. Accordingly, we expect chemistry, manufacturing and control related topics, including product specification, as well as pre-clinical safety testing, will be a focus of IND reviews, which may delay the allowance of INDs by the FDA or CTA approval by other competent authorities outside the United States.

Changes in funding for the FDA or comparable foreign regulatory authorities, the Securities and Exchange Commission, or SEC, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies or authorities from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA and other government agencies on which our operations may rely are subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations due to insufficient funding of the SEC and other government agencies or due to a government shutdown that affects the SEC. Similar considerations are applicable in relation to foreign regulatory authorities.

Risks Relating to our Business Operations, Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and experienced scientists and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of Dr. Bahija Jallal, our Chief Executive Officer, Brian Di Donato, our Chief Financial Officer, and Dr. David Berman, our Head of Research and Development, as well as the other principal members of our management, scientific, clinical and commercial team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees, including temporary loss due to illness, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

In particular, we have experienced competitive hiring environments in our three locations: Oxfordshire, England where we are headquartered, Pennsylvania and Maryland. We may also experience further competition as a result of Brexit. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

We have incurred and may continue to incur increased costs in offering and maintaining competitive salaries to attract the personnel required to execute our strategy, and these costs could be significantly further impacted by the effects of rising global inflation.

We expect to continue to expand our development, commercial and regulatory capabilities and have recently developed sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2023, we had 497 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we continue to function and grow as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

Our employees, principal investigators, CROs, partners, vendors and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, principal investigators, CROs, partners, vendors and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, imprisonment, disgorgement, additional reporting obligations and oversight, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.

Our operations and those of our third-party suppliers and collaborators could be subject to earthquakes, fire, explosion, power shortages, telecommunications failures, water shortages, floods, hurricanes or other extreme weather conditions, medical epidemics or pandemics, armed conflicts and geopolitical tension, acts of terrorism, labor disputes or other business interruptions, or other natural or man-made accidents or incidents. Any of the foregoing may result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, and may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event.

Although we have limited business interruption insurance policies in place, any interruption could come with high costs for us, as salaries and loan payments would usually continue. Moreover, any interruption could seriously harm our ability to timely proceed with any clinical programs or to supply product candidates for use in our clinical programs or during commercialization. For example, epidemics or pandemics may in the future, impact our business and clinical trials, and such impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the emergence, infectiousness and severity of new variants, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken in the United Kingdom, United States, and other countries to contain and treat the disease. The ultimate impact potential epidemics is highly uncertain and subject to change. Moreover, due to the Russia and Ukraine conflict, the United States, United Kingdom, EU, and other nations announced various sanctions against Russia and Belarus. The war in Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, the EU, and other countries have created global security concerns and geopolitical tension that could have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain, adversely affect our ability to conduct ongoing and future clinical trials of our product candidates, and adversely affect our ability to commercialise our products (subject to regulatory approval) in this region and have wider implications globally that could impact our business outside of this region. For example, ongoing military conflict will likely impact our ability to conduct clinical trials in Ukraine, Russia and potentially in other Eastern European countries, and may prevent us from continuing follow-up for patients previously enrolled or enrolling patients in future trials at sites in these countries, and may also prevent us from commercialising our products (subject to regulatory approval) in this region. In addition, there could be an impact on our international operations because of the state of war between Hamas and Israel, because our distributor outside the US and Western Europe has significant exposure in the region. This could negatively impact the anticipated timing and completion of future clinical trials and/or analyses of future clinical results, and negatively impact our plans to commercialise our product (subject to regulatory approval) in this region, which could harm our business.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations and actions; litigation; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; loss of customers and sales; and other adverse consequences.

In the ordinary course of business, we process proprietary, confidential and sensitive data (including personal data such as health-related data), intellectual property and trade secrets. We rely upon third-party service providers and technologies to operate critical business systems in a variety of contexts (including, without limitation, third-party providers of cloud-based infrastructure, personnel email, CROs, and other functions). Our ability to monitor these third parties’ information security practices is limited and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon whom we rely face a variety of evolving threats including but not limited to breakdown; breach; interruption or damage from computer viruses; malicious code (such as worms); social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks); personnel error or malfeasance; theft or misuse; denial-of-service attacks; malware (including as a result of advanced persistent threat intrusions); denial-of-service attacks; such as credential stuffing; ransomware attacks; software bugs; server malfunctions; attacks enhanced or facilitated by artificial intelligence; software and hardware failures; natural disasters; fires; floods; terrorism; war; telecommunication and electrical failures; and other compromise. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

There is potential for the need of remote working, or, a greater shift to remote working in the event of another pandemic or epidemic, to increase risks to our information technology systems and data as more of our personnel work from remote locations and use network connections outside of our control.

Potential business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

While we have implemented security measures designed to protect our information technology systems and data, there can be no assurance that these measures will be effective. We have not always been able in the past to protect against security breaches (for example, we experienced two minor phishing attacks in 2018 and 2019).  We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security breach or other interruption. A security breach or other interruption could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security breach or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our goods and otherwise operate our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we may rely on third parties for the manufacturing of our product candidates and any future product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

To the extent that any disruption or security breach were to occur (or be perceived to have occurred), we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary expenditures; diversion of management attention; financial loss; harm to our competitive position; delays to the further development and commercialization of our product candidates or any future product candidates; and other similar harms. Security breaches and attendant consequences may cause customers to stop using our goods; limit our ability to conduct clinical trials; and otherwise negatively impact our business. If we were to experience a significant security breach, we may be required to provide notification of the breach (under applicable privacy and security obligations) to counterparties, data subjects, regulators or others. The failure to comply with such notification obligations could lead to adverse consequences.

The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we maintain. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees,’ personnel’s, or vendors’ use of generative artificial intelligence technologies.

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses.

Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities;

•	assimilation of operations, intellectual property and products of an acquired company or product, including difficulties associated with integrating new personnel;

•
the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition; retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

•
our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

Depending on the size and nature of future strategic acquisitions, we may acquire assets or businesses that require us to raise additional capital or to operate or manage businesses in which we have limited experience. Making larger acquisitions that require us to raise additional capital to fund the acquisition will expose us to the risks associated with capital raising activities. Acquiring and thereafter operating larger new businesses will also increase our management, operating and reporting costs and burdens. In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Our insurance policies are expensive and protect only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risks that our business may encounter, and insurance coverage is becoming increasingly expensive. We do not know if we will be able to maintain existing insurance with adequate levels of coverage, and any liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. If we obtain marketing approval for any product candidates that we or our collaborators may develop, we intend to acquire insurance coverage to include the sale of commercial products, but we may be unable to obtain such insurance on commercially reasonable terms or in adequate amounts. Required coverage limits for such insurances are difficult to predict and may not be sufficient. If potential losses exceed our insurance coverage, our financial condition would be adversely affected. In the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources. Clinical trials or regulatory approvals for any of our product candidates could be suspended, which could adversely affect our results of operations and business, including by preventing or limiting the development and commercialization of any product candidates that we or our collaborators may develop. Additionally, operating as a public company will make it more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult to attract and retain qualified individuals to serve on our board of directors or the board committees.

Risks Related to Our International Operations

As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.

As a company based in the United Kingdom, our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;

•	differing and changing regulatory requirements for product approvals;

•	differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;

•	potentially reduced protection for intellectual property and proprietary rights;

•
difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;

•	changes in non-U.S. regulations and customs, tariffs and trade barriers;

•	changes in non-U.S. currency exchange rates of the pound sterling, U.S. dollar, euro and currency controls;

•	changes in a specific country’s or region’s political or economic environment, including the longer-term implications of Brexit;

•	trade protection measures, import or export licensing requirements or other restrictive actions by governments;

•	differing reimbursement regimes and price controls in certain non-U.S. markets;

•	negative consequences from changes in tax laws;

•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, including, for example, the variable tax treatment in different jurisdictions of options granted under our share option schemes or equity incentive plans;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•
litigation or administrative actions resulting from claims against us by current or former employees or consultants individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification or other violations of labor law or other alleged conduct;

•	difficulties associated with staffing and managing international operations, including differing labor relations;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

Moreover, due to the Russia-Ukraine conflict, the United States, United Kingdom, EU, and other nations announced various sanctions against Russia and Belarus. The military conflict and the retaliatory measures that have been taken, or could be taken in the future, by the United States, United Kingdom, EU, and other countries, as well as the state of war between Hamas and Israel, and the risk of a larger conflict in the Middle East, have created global security concerns and global geopolitical tension that could result in a lasting impact on regional and global economies, any or all of which could disrupt our supply chain, adversely affect our ability to conduct ongoing and future clinical trials of our product candidates, and adversely affect our ability to commercialize our products (subject to regulatory approval) in this region and have wider implications globally that could impact our business outside of this region. Specifically, there could be an impact on our international operations due to the state of war between Hamas and Israel, because our distributor outside the US and Western Europe has significant exposure in the region.

The United Kingdom’s withdrawal from the EU may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.

The United Kingdom’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the United Kingdom and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the United Kingdom’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland will, with regard to regulations of the EU, continue to follow the EU’s regulatory rules for now.

The United Kingdom’s regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into the United Kingdom’s national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the United Kingdom’s legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The United Kingdom’s Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the United Kingdom’s regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the United Kingdom are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU’s centralized procedure marketing authorization can no longer be established in the United Kingdom. As a result, since this date, companies established in the United Kingdom cannot use the EU’s centralized procedure and instead must follow one of the United Kingdom’s national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the United Kingdom. All existing marketing authorizations of the EU for centrally authorized products were automatically converted or grandfathered into United Kingdom’s marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of authorizations of the EU in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU’s centralized procedure can only be authorized through the United Kingdom’s national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedures which entered into application on January 1, 2024. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the United Kingdom. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.

Exchange rate fluctuations may materially affect our results of operations and financial condition.

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the pound sterling and the U.S. dollar, may adversely affect us. Although the majority of our employees, offices and research facilities are based in the United Kingdom, we source some of our research and development, manufacturing, consulting and other services from the United States and the EU. Further, significant current and future revenue is and may continue to be derived from abroad, including the United States, EU and further territories. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. dollar, but also the euro, and other currencies, which may impact our results of operations and cash flows from period to period.

Risks Related to Our Indebtedness

Our indebtedness may adversely affect our business, including by limiting our flexibility to operate our business and adversely affecting our financial health and competitive position.

On November 8, 2022, we entered into a loan agreement, or Pharmakon Loan Agreement, with investment funds managed by Pharmakon Advisors, LP, or Pharmakon, that is secured by a lien covering substantially all of our assets, including intellectual property, providing for term loans to the Company in an aggregate principal amount of up to $100 million to be funded in two tranches. The first tranche, in the amount of $50 million, bears interest at a fixed rate of 9.75% and will mature on November 8, 2028. We used the proceeds from the first tranche, together with cash on hand, to repay in full our existing $50 million loan from Oxford Finance LLC, which was terminated upon such repayment. As of December 31, 2023, the outstanding principal balance under the Loan Agreement was $50.0 million. An additional $50.0 million is available to us at our option, subject to certain conditions precedent. The Loan Agreement contains customary covenants and events of default applicable to us.

In addition, the Pharmakon Loan Agreement contains, and any agreements evidencing or governing other future indebtedness may contain, certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interests. Subject to certain limited exceptions, these covenants limit our ability to, among other things:

•	convey, sell, lease, transfer, assign, dispose of or otherwise make cash payments consisting of all or any part of our business or property;

•	effect certain changes in our business, management, ownership or business locations;

•	merge or consolidate with, or acquire all or substantially all of the capital stock or assets of, any other company;

•	create, incur, assume or be liable for any additional indebtedness, or create, incur, allow or permit to exist any additional liens;

•	pay cash dividends on, make any other distributions in respect of, or redeem, retire or repurchase, any shares of our capital stock;

•	make certain investments; and

•	enter into transactions with our affiliates.

While we have not previously breached and are not currently in breach of these or any of the other covenants contained in our credit agreement, there can be no assurance that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, our lender may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on the collateral granted to it that secure such indebtedness. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

In February 2024, we completed a $402.5 million offering of our Notes with the intention to use part of the proceeds to repay in full loans outstanding under the Pharmakon Loan Agreement. As of the date of this Annual Report, we have not yet repaid those loans and our indebtedness includes both the Pharmakon Loan Agreement and the Notes.

We cannot assure you that our business will generate sufficient cash flow from operations or that potential future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. However, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. In addition, we may incur additional indebtedness in order to finance our operations, make acquisitions or to repay existing indebtedness. If we cannot service our debt, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be affected on commercially reasonable terms, or at all, or on terms that would be advantageous to our securityholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Conversion of the Notes may dilute the ownership interest of holders of our ADSs or may otherwise depress the price of our ADSs.

The conversion of some or all of the Notes may dilute the ownership interests of holders of our ADSs. Any sales in the public market of our ADSs deliverable upon conversion of the Notes could adversely affect prevailing market prices of our ADSs. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into our ADSs could depress the price of our ADSs.

Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Notes will require us, except as described in the indenture, to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

The accounting method for the Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Notes on our consolidated balance sheet, accruing interest expense for the Notes and reflecting the underlying ADSs and ordinary shares represented thereby in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

Effective January 1, 2024, we became a U.S. domestic issuer for SEC reporting purposes and our financial statements, including those as of and for the year ending December 31, 2023, will be prepared in accordance with accounting principles generally accepted in the U.S (U.S. GAAP). In accordance with U.S. GAAP and subject to our full accounting assessment with respect to the Notes, which is not complete as of the date of this Annual Report on Form 10-K, we expect that the Notes will be reflected as a liability on our consolidated balance sheet, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. Issuance costs are treated as a debt discount for accounting purposes, which are amortized into interest expense over the term of such Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported loss.

In addition, we expect that the ADSs and ordinary shares represented thereby underlying the Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into ADSs at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the “if converted” method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

However, our full accounting assessment may conclude that we are required to separately account for the conversion option or another feature as an embedded derivative. Furthermore, if the circumstances to the convertibility of the notes for settlement in cash as provided in the indenture governing the Notes are satisfied, then we may be required under applicable accounting standards to separately account for the conversion option as an embedded derivative. If we need to separately account for an embedded derivative, in either case above, we will need to record on a quarterly basis gains and losses relating to such derivative, which could have a material impact on our operating and net income (or loss) and a material impact on our U.K. corporate tax liability. Classification of such derivative may materially impact our reported working capital.

We cannot be sure whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have a material effect on our reported financial results.

Risks Related to Ownership of Our Securities and Our Status as a Public Company

The transition from foreign private issuer to U.S. domestic issuer status effective from January 1, 2024, requires us to comply with the U.S. domestic reporting requirements under the Exchange Act and will result in significant additional compliance activity and increase our costs and expenses.

Until December 31, 2023, we were a “foreign private issuer” as such term is defined in Rule 405 of Regulation C, under the Securities Act and Rule 3b-4 under the Exchange Act. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than costs we incurred as a foreign private issuer. We are now required to file periodic reports and registration statements on U.S domestic issuer forms with the SEC, which are more detailed and extensive in certain respects than the forms available to a foreign private issuer. We are required under current SEC rules to prepare our consolidated financial statements in accordance with U.S. GAAP as opposed to the International Financial Reporting Standards, or IFRS, as issued by the International Accounting Standards Board, or IASB. Such conversion and modifications incurred additional one-time costs to present our financial statements retrospectively. In addition, we have lost our ability to rely upon exemptions from certain requirements related to the preparation and solicitation of proxies (including compliance with full disclosure obligations regarding executive compensation in proxy statements) and the exemption from filing beneficial ownership reports under Section 16. We expect the loss of our foreign private issuer status will increase our future legal and financial compliance costs and will make some activities more time-consuming and costly.

An active trading market for our ADSs may not continue to develop or be sustained.

Prior to our initial public offering in February 2021, there was no public trading market for our ordinary shares or ADSs. Although our ADSs are listed on The Nasdaq Global Select Market, we cannot assure you that an active trading market for our ADSs will continue to develop or be sustained. If an active market for our ADSs does not continue to develop or is not sustained, it may be difficult to for investors to sell ADSs without depressing the market price for the ADSs or to sell the ADSs at all. You may not be able to sell your ADSs quickly or at the market price if trading in our ADSs is not active.

The trading price of our ADSs has been and may continue to be highly volatile and may fluctuate due to factors beyond our control.

The market price for our ADSs may be volatile. From January 1, 2023 to February 13, 2024, the closing price of our ADSs ranged from a high of $75.36 to a low of $42.85 per ADS. The trading price of our ADSs has and is likely to continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include but not limited to:

•	our failure to successfully execute our commercialization strategy with respect to KIMMTRAK;

•	actions or announcements by third-party or government payors with respect to coverage and reimbursement of KIMMTRAK;

•	adverse regulatory decisions, or our ability to obtain regulatory approval of, tebentafusp in other jurisdictions or for other indications, or any of our other product candidates;

•	adverse results or delays in pre-clinical studies or clinical trials;

•	reports of adverse events in products similar or perceived to be similar to those we are developing or clinical trials of such products;

•	an inability to obtain additional funding on favorable terms or at all, including as a result of recently worsening macroeconomic conditions;

•	failure by us to successfully develop and commercialize our product candidates;

•	failure by us to maintain our existing strategic collaborations or enter into new collaborations;

•	failure by us to identify additional product candidates for our pipeline;

•	failure by us or our licensors and strategic partners to prosecute, maintain, protect or enforce our intellectual property and proprietary rights;

•	disputes or other developments relating to intellectual and other proprietary rights, including litigation;

•	matters and our ability to obtain patent and other intellectual property protection for our technologies;

•	changes in laws or regulations applicable to future products;

•	an inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	the introduction of new products, services or technologies by our competitors;

•	failure by us to meet or exceed financial projections we may provide to the public;

•	failure by us to meet or exceed the financial projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	changes in the structure of healthcare payment systems;

•	inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic partner or our competitors;

•	inability to comply with our debt covenants and to make payments as they become due;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or shareholder litigation;

•	changes in the market valuations of similar companies;

•
general economic, industry, political and market conditions, including, but not limited to, the war in Ukraine, the state of war between Hamas and Israel, global geopolitical tension, rising inflation and interest rates, supply chain disruptions, and volatility in the capital markets;

•	sales of our ADSs or ordinary shares by us or our shareholders in the future;

•	the trading volume of our ADSs; and

•	other events or factors, many of which are beyond our control.

These and other market and industry factors may cause the market price and demand for our ADSs to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their ADSs and may otherwise negatively affect the liquidity of our ADSs. In addition, the stock market in general, and the securities of biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors, including impacts thereon of the war in Ukraine, the state of war between Hamas and Israel, and global geopolitical tension, as well as rising inflation and interest rates, supply chain disruptions, and volatility in the capital markets, may negatively affect the market price of our ADSs, regardless of our actual operating performance. Further, a decline in the financial markets and related factors beyond our control may cause the price of our ADSs to decline rapidly and unexpectedly. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our ADS price and trading volume could decline.

The trading market for our ADSs is influenced, in part, on the research and reports that securities or industry analysts publish about us or our business. Even if we have equity research analyst coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of our ADSs could decline if one or more equity research analysts downgrade our ADSs or issue other unfavorable commentary or research about us. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our ADSs could decrease, which in turn could cause the trading price or trading volume of our ADSs to decline.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to our shareholders for approval.

As of December 31, 2023, our executive officers, directors and current beneficial owners of five percent or more of our ordinary shares and their respective affiliates beneficially owned, in the aggregate, approximately 50% of our outstanding ordinary shares (including ordinary shares in the form of ADSs). The voting power of this group may increase to the extent any shareholders holding non-voting ordinary shares convert their non-voting ordinary shares into ordinary shares.

As a result, depending on the level of attendance at our general meetings of shareholders, these persons, acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election, re-election and removal of directors, any merger, scheme of arrangement, or sale of all or substantially all of our assets, or other significant corporate transactions, and amendments to our articles of association.

In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our ADSs by:

•	delaying, deferring, or preventing a change in control;

•	entrenching our management and/or the board of directors;

•	impeding a merger, scheme of arrangement, takeover, or other business combination involving us; or

•	discouraging a potential acquirer from making a takeover offer or otherwise attempting to obtain control of us.

In addition, some of these persons or entities may have interests different than yours. For example, because many of these shareholders purchased their ordinary shares at prices substantially below our current trading price and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

We may be required to repurchase for cash all, or to facilitate the purchase by a third party of all, the shares of our company held by the Bill & Melinda Gates Foundation if we default under the global access commitments agreement, which could have an adverse impact on us and limit our ability to make distributions to our shareholders.

We entered into a global access commitments agreement with our shareholder, the Bill & Melinda Gates Foundation, or the Gates Foundation, in September 2017, which was amended and restated in March 2020 and February 2021, pursuant to which we are required to take certain actions to support the Gates Foundation’s mission. In the event that we are in breach of certain provisions of the global access commitments agreement, following a cure period, we may be required to repurchase for cash all, or to facilitate the purchase by a third party of all, the securities of our company held by the Gates Foundation at certain terms that may not be favorable to us. This would also include the ADSs acquired in the concurrent private placement, if any. If this occurs, cash used for this purpose may, adversely affect our liquidity, cause us to reduce expenditures in other areas of our business, or curtail our growth plans. If we do not have sufficient cash on hand to purchase the securities, we could have to seek financing alternatives in order to meet our obligations, and there is no certainty that financing would be available on reasonable terms or at all. For the period that we are unable to repurchase the securities held by the Gates Foundation or arrange for a third party to purchase such securities, we would not likely be allowed to pay dividends, repurchase the securities of any other shareholder or otherwise make any other distribution to any of our shareholders in connection with their securities. Therefore, meeting this purchase obligation, if necessary, could have a material adverse effect on our business and financial results. For more information on the Gates Foundation’s withdrawal rights, see “Item 1 Business—Our Collaborations and License Agreements—Gates Collaboration.”

The sale of a substantial number of our ADSs in the public market could cause the market price of our ADSs to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our ADSs in the public market, or the perception that these sales might occur, could depress the market price of our ADSs and could impair our ability to raise capital through the sale of additional equity securities.

We have filed registration statements on Form S-8 under the Securities Act to register ordinary shares subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, as well as, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act.

We have registered approximately 9.3 million of our ordinary shares for resale by certain holders of our ordinary shares pursuant to registration rights agreements with such holders. Additionally, as of December 31, 2023, unless such holders have sold their shares without our knowledge, the holders of an aggregate of approximately 4.4 million of our ordinary shares, or their transferees, have rights, subject to conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders, as well as to cooperate in certain public offerings of such ordinary shares. Upon registration, these shares are, or will be, as applicable, available to be freely sold in the public market subject, in the case of our affiliates, to the restrictions of Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ADSs could decline.

In addition, we may issue up to approximately 6.0 million ADSs representing ordinary shares upon conversion of our Notes based on the maximum conversion rate of the Notes, subject to customary anti-dilution adjustments. The addition of any of these ADSs into the public market may have an adverse effect on the price of our ADSs.

Holders of our ADSs do not have the same voting rights as the holders of our ordinary shares and may not receive voting materials in time to be able to exercise their right to vote.

Holders of the ADSs do not have the same rights as our shareholders and in accordance with the provisions of the deposit agreement, will not be able to exercise voting rights attaching to the ordinary shares represented by the ADSs on an individual basis. The depositary or its nominee will act as the representative for the holders of the ADSs and will exercise the voting rights attached to the ordinary shares represented by the ADSs. Holders of our ADSs may not receive voting materials in time to instruct the depositary to vote, and it is possible that they, or persons who hold their ADSs through brokers, dealers or other third parties, will not have the opportunity to exercise a right to vote. Furthermore, the depositary will not be liable for any failure to carry out any instructions to vote, for the manner in which any vote is cast or for the effect of any such vote. As a result, holders of our ADSs may not be able to exercise voting rights and may lack recourse if their ADSs are not voted as requested. In addition, holders of our ADSs will not be able to call a shareholders’ meeting.

Holders of ADSs may be subject to limitations on the transfer of their ADSs and the withdrawal of the underlying ordinary shares.

ADSs are transferable on the books of the depositary. However, the depositary may close its books at any time or from time to time when it deems expedient in connection with the performance of its duties. The depositary may refuse to deliver, transfer or register transfers of ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary think it is advisable to do so because of any requirement of law, government or governmental body, or under any provision of the deposit agreement, or for any other reason, subject to the right of ADS holders to cancel their ADSs and withdraw the underlying ordinary shares. Temporary delays in the cancellation of your ADSs and withdrawal of the underlying ordinary shares may arise because the depositary has closed its transfer books or we have closed our transfer books, the transfer of ordinary shares is blocked to permit voting at a shareholders’ meeting or we are paying a dividend on our ordinary shares. In addition, ADS holders may not be able to cancel their ADSs and withdraw the underlying ordinary shares when they owe money for fees, taxes and similar charges and when it is necessary to prohibit withdrawals in order to comply with any laws or governmental regulations that apply to ADSs or to the withdrawal of ordinary shares or other deposited securities.

We are entitled to amend the deposit agreement and to change the rights of ADS holders under the terms of such agreement, or to terminate the deposit agreement, without the prior consent of the ADS holders.

We are entitled to amend the deposit agreement and to change the rights of the ADS holders under the terms of such agreement, without the prior consent of the ADS holders. We and the depositary may agree to amend the deposit agreement in any way we decide is necessary or advantageous to us or to the depositary. Amendments may reflect, among other things, operational changes in the ADS program, legal developments affecting ADSs or changes in the terms of our business relationship with the depositary. In the event that the terms of an amendment are materially disadvantageous to ADS holders, ADS holders will only receive 30 days’ advance notice of the amendment, and no prior consent of the ADS holders is required under the deposit agreement. Furthermore, we may decide to direct the depositary to terminate the ADS facility at any time for any reason. For example, terminations may occur when we decide to list our ordinary shares on a non-U.S. securities exchange and determine not to continue to sponsor an ADS facility or when we become the subject of a takeover or a going-private transaction. If the ADS facility will terminate, ADS holders will receive at least 30 days’ prior notice, but no prior consent is required from them. Under the circumstances that we decide to make an amendment to the deposit agreement that is disadvantageous to ADS holders or terminate the deposit agreement, the ADS holders may choose to sell their ADSs or surrender their ADSs and become direct holders of the underlying ordinary shares, but will have no right to any compensation whatsoever.

ADSs holders may not be entitled to a jury trial with respect to claims arising under the deposit agreement, which could result in less favorable outcomes to the plaintiff(s) in any such action.

The deposit agreement governing the ADSs representing our ordinary shares provides that, to the fullest extent permitted by law, holders and beneficial owners of ADSs irrevocably waive the right to a jury trial of any claim they may have against us or the depositary arising out of or relating to the ADSs or the deposit agreement.

If this jury trial waiver provision is not permitted by applicable law, an action could proceed under the terms of the deposit agreement with a jury trial. If we or the depositary opposed a jury trial demand based on the waiver, the court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the federal securities laws has not been finally adjudicated by the United States Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of New York, which govern the deposit agreement, by a federal or state court in the City of New York, which has non-exclusive jurisdiction over matters arising under the deposit agreement. In determining whether to enforce a contractual pre-dispute jury trial waiver provision, courts will generally consider whether a party knowingly, intelligently and voluntarily waived the right to a jury trial. We believe that this is the case with respect to the deposit agreement and the ADSs. It is advisable that you consult legal counsel regarding the jury waiver provision before entering into the deposit agreement.

If you or any other holders or beneficial owners of ADSs bring a claim against us or the depositary in connection with matters arising under the deposit agreement or the ADSs, including claims under federal securities laws, you or such other holder or beneficial owner may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against us and/or the depositary. If a lawsuit is brought against us and/or the depositary under the deposit agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have had, including results that could be less favorable to the plaintiff(s) in any such action, depending on, among other things, the nature of the claims, the judge or justice hearing such claims, and the venue of the hearing.

No condition, stipulation or provision of the deposit agreement or ADSs serves as a waiver by any holder or beneficial owner of ADSs or by us or the depositary of compliance with any substantive provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.

Moreover, as the jury trial waiver relates to claims arising out of or relating to the ADSs or the deposit agreement, we believe that, as a matter of construction of the clause, the waiver would likely to continue to apply to ADS holders who withdraw the ordinary shares from the ADS facility with respect to claims arising before the cancellation of the ADSs and the withdrawal of the ordinary shares, and the waiver would most likely not apply to ADS holders who subsequently withdraw the ordinary shares represented by ADSs from the ADS facility with respect to claims arising after the withdrawal. However, to our knowledge, there has been no case law on the applicability of the jury trial waiver to ADS holders who withdraw the ordinary shares represented by the ADSs from the ADS facility.

Holders of our ADSs may not receive distributions on our ordinary shares represented by the ADSs or any value for them if it is illegal or impractical to make them available to holders of ADSs.

The depositary for the ADSs has agreed to pay to you the cash dividends or other distributions it or the custodian receives on our ordinary shares or other deposited securities after deducting its fees and expenses. You will receive these distributions in proportion to the number of our ordinary shares your ADSs represent. However, in accordance with the limitations set forth in the deposit agreement, it may be unlawful or impractical to make a distribution available to holders of ADSs. We have no obligation to take any other action to permit distribution on the ADSs, ordinary shares, rights or anything else to holders of the ADSs. This means that you may not receive the distributions we make on our ordinary shares or any value from them if it is unlawful or impractical to make them available to you. These restrictions may have an adverse effect on the value of your ADSs.

Because we do not anticipate paying any cash dividends on our ADSs in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

Under current English law, a company’s accumulated realized profits must exceed its accumulated realized losses (on a non-consolidated basis) before dividends can be declared and paid. Therefore, we must have distributable profits before declaring and paying a dividend. In addition, as a public limited company incorporated in England and Wales, we will only be able to make a distribution if the amount of our net assets is not less than the aggregate of our called-up share capital and undistributable reserves and if, and to the extent that, the distribution does not reduce the amount of those assets to less than that aggregate.

Although we do not have any present plans to declare or pay any dividends, in the event we declare and pay any dividend, the depositary for the ADSs has agreed to pay to holders of our ADSs the cash dividends or other distributions it or the custodian receives on our ordinary shares or other deposited securities after deducting its fees and expenses and applicable taxes required to be withheld in connection with any such dividend distribution. Holders of our ADSs will receive these distributions in proportion to the number of our ordinary shares their ADSs represent. However, in accordance with the limitations set forth in the deposit agreement, it may be unlawful or impractical to make a distribution available to holders of the ADSs. We have no obligation to take any other action to permit distribution on the ADSs, ordinary shares, rights or anything else to holders of the ADSs. This means that holders of our ADSs may not receive the distributions we make on our ordinary shares or any value from them if it is unlawful or impractical to make them available to you. These restrictions may have an adverse effect on the value of the ADSs.

Claims of U.S. civil liabilities may not be enforceable against us.

We are incorporated under English law and have our registered office in England. Certain members of our board of directors and senior management are non-residents of the United States, and all or a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States.

The United States and the United Kingdom do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the United Kingdom. In addition, uncertainty exists as to whether U.K. courts would entertain original actions brought in the United Kingdom against us or our directors or senior management predicated upon the securities laws of the United States or any state in the United States. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of the United Kingdom as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is an issue for the court making such decision. If an English court gives judgment for the sum payable under a U.S. judgment, the English judgment will be enforceable by methods generally available for this purpose. These methods generally permit the English court discretion to prescribe the manner of enforcement.

As a result, U.S. investors may not be able to enforce against us or our senior management, board of directors or certain experts named herein who are residents of the United Kingdom or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

Your right to participate in any future rights offerings may be limited, which may cause dilution to your holdings.

We may from time to time distribute rights to our shareholders, including rights to acquire our securities. However, we cannot make rights available to you in the United States unless we register the rights and the securities to which the rights relate under the Securities Act or an exemption from the registration requirements is available. Also, under the deposit agreement, the depositary bank will not make rights available to you unless either both the rights and any related securities are registered under the Securities Act, or the distribution of them to ADS holders is exempted from registration under the Securities Act. We are under no obligation to file a registration statement with respect to any such rights or securities or to endeavor to cause such a registration statement to be declared effective. Moreover, we may not be able to establish an exemption from registration under the Securities Act. If the depositary does not distribute the rights, it may, under the deposit agreement, either sell them, if possible, or allow them to lapse. Accordingly, you may be unable to participate in our rights offerings and may experience dilution in your holdings.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our ADSs

Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires that beginning with this Annual Report, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. As a large accelerated filer, under Section 404(b) of the Sarbanes-Oxley Act our independent registered public accounting firm is required to issue an annual report that addresses the effectiveness of our internal control over financial reporting.

  We may identify material weaknesses in the future or otherwise fail to maintain proper and effective internal controls. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ADSs.

If United States person is treated as owning at least 10% of our ordinary shares or ADSs, such holder may be subject to adverse U.S. federal income tax consequences.

If a U.S. holder is treated as owning, directly, indirectly or constructively, at least 10% of the value or voting power of our ordinary shares or ADSs, such U.S. holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group, if any. Because our group includes U.S. subsidiaries, our current and future non-U.S. subsidiaries will be treated as controlled foreign corporations, regardless of whether we are treated as a controlled foreign corporation. A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with controlled foreign corporation reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any United States shareholder information that may be necessary to comply with the reporting and tax payment obligations applicable under the controlled foreign corporation rules of the Internal Revenue Code of 1986, as amended, or the Code. U.S. holders should consult their tax advisors regarding the potential application of these rules to their investment in our ordinary shares or ADSs.

If we are a passive foreign investment company, or PFIC, for any taxable year, there could be adverse U.S. federal income tax consequences to U.S. investors.

Under the Code, we will be a PFIC, for any taxable year in which (1) 75% or more of our gross income consists of passive income or (2) 50% or more of the value of our assets (generally determined in the basis of a weighted quarterly average) consists of assets that produce, or are held for the production of, passive income (including cash). For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. Cash and cash-equivalents are passive assets for these purposes. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of the assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. investor holds our ordinary shares or ADSs, then regardless of whether we continue to qualify as a PFIC, the U.S. holder may be subject to adverse tax consequences, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements.

Based on our analysis of our activities and the composition of our income and assets, we believe that we were not a PFIC for our taxable year ended December 31, 2023. However, the determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. As a result, there can be no assurance that we will not be treated as a PFIC for the current or any future taxable year. In addition, for our current and future taxable years, the total value of our assets (including goodwill) for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Accordingly, if our market capitalization declines while we hold a substantial amount of cash and cash-equivalents for any taxable year we may be a PFIC for that taxable year. Under the income test, our status as a PFIC depends on the composition of our income for the relevant taxable year which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets also is affected by how we spend the cash we raise in any offering. We have only recently begun to generate product revenues and therefore we may be a PFIC for any taxable year in which we do not generate sufficient amounts of active income to offset our passive financing income. Therefore, we cannot give any assurance regarding our PFIC status for the current or any future taxable year. Even if we determine that we are not a PFIC for a taxable year, there can be no assurance that the Internal Revenue Service, or IRS, will agree with our conclusion and or that the IRS would not successfully challenge our position. Because our PFIC status is a factual determination, our U.S. counsel expresses no opinion with respect to our PFIC status for any prior, current or future taxable years.

We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable U.K. tax legislation.

As a U.K. incorporated and tax resident entity, we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated losses since inception and therefore have not paid any U.K. corporation tax. As of December 31, 2023, we had cumulative carry forward tax losses of $286 million. Subject to any relevant utilization criteria and restrictions (including the Corporate Income Loss Restriction that, broadly, restrict the amount of carried forward losses that can be utilized to 50% of group profits arising above £5.0 million per tax year), we expect these to be eligible for carry forward and utilization against future operating profits.

As a company that carries out extensive research and development, or R&D, activities, we benefit from the U.K. R&D tax relief programs, historically being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, for certain specific categories of expenditure, the Research and Development Expenditure Credit program, or RDEC Program. For the accounting period ending December 31, 2023 we are only eligible for the RDEC program. The tax reliefs we have obtained under these programs have generated a meaningful proportion of our cash flow.

While the SME Program has been particularly beneficial to us, as under such program the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023 and up to 18.6% of qualifying expenditure incurred thereafter, we exceed the size limit thresholds to qualify as a “small or medium-sized enterprise” as defined for the purposes of the SME Program, or SME, in 2023, and may therefore, unless we once again fall within such thresholds, cease to be eligible to claim U.K. R&D tax credits under the SME Programme with effect from 2023.

Under the RDEC program, tax credits for qualifying expenditure incurred prior to April 1, 2023 are granted at a headline rate of 13% and can generate cash rebates of up to 10.5% of qualifying expenditure. The headline rate of RDEC increased to 20% on April 1, 2023 and can generate cash rebates of up to 15% on qualifying expenditure incurred from this date.

 Amendments to the U.K. R&D tax credit regime that are contained in the Finance Bill currently proceeding through the U.K Parliament will (if enacted) with effect from April 1, 2024 (i) (unless limited exceptions apply) introduce restrictions on the tax relief that can be claimed for expenditure incurred on sub-contracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the U.K. or such workers are not subject to U.K. payroll taxes, and (ii) merge the SME Program and the RDEC Program into a single scheme.

We may benefit in the future from the United Kingdom’s “patent box” regime, which allows certain profits attributable to revenues from patented products (and other qualifying income) to be taxed at an effective rate of 10% by giving an additional tax deduction. We are the exclusive licensee or owner of several patent applications which, if issued, would cover our product candidates, and accordingly, future upfront fees, milestone fees, product revenues and royalties could be eligible for this deduction. When taken in combination with the enhanced relief available on our R&D expenditures, we expect a long-term rate of corporation tax lower than the statutory to apply to us. If, however, there are unexpected adverse changes to the U.K. R&D tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carry forwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.

Changes and uncertainties in the tax system in the countries in which we have operations, could materially adversely affect our financial condition and results of operations, and reduce net returns to our shareholders.

We conduct business globally and file corporate income tax returns in multiple jurisdictions. Our consolidated effective corporate income tax rate, and the tax treatment of our ADSs and ordinary shares, could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof; tax policy initiatives and reforms under consideration or being implemented at national (including the Inflation Reduction Act in the United States) or international level (such as those related to the Organisation for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project (including “BEPS 2.0”), the European Commission’s state aid investigations and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the stamp duty or stamp duty reserve tax treatment of our ADSs or ordinary shares (which may change, in particular, if the Finance Bill currently proceeding through the U.K. Parliament is not enacted in its current form, or if measures taken to give certain Finance Bill provisions effect on a provisional basis do not continue to apply until such enactment).

We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could increase the estimated tax liability that we have expensed to date and paid or accrued on our balance sheet, and otherwise affect our balance sheet, future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders and increase the complexity, burden and cost of tax compliance.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, or may apply existing rules in an unforeseen manner, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, His Majesty’s Revenue & Customs, or HMRC, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

A tax authority may take the position that material corporate income tax liabilities, interest and penalties are payable by us, for example where there has been a technical violation of contradictory laws and regulations that are relatively new and have not been subject to extensive review or interpretation, in which case we expect that we might contest such assessment. High-profile companies can be particularly vulnerable to aggressive application of unclear requirements. Many companies must negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

Shareholder protections found in provisions under the U.K. City Code on Takeovers and Mergers, or the Takeover Code, will not apply if our place of management and control remains outside the United Kingdom.

On February 1, 2021, Immunocore Holdings Limited was re-registered as a public limited company with the name Immunocore Holdings plc. Depending on meeting the jurisdictional criteria, the Takeover Code can be applicable to public limited companies incorporated in England and Wales. We believe that, as of the date of this Annual Report, our place of central management and control is not in the United Kingdom (or the Channel Islands or the Isle of Man) for the purposes of the jurisdictional criteria of the Takeover Code. Accordingly, we believe that we are currently not subject to the Takeover Code and, as a result, our shareholders are not currently entitled to the benefit of certain takeover offer protections provided under the Takeover Code, including the rules regarding mandatory takeover bids.

In the event that this changes, or if the interpretation and application of the Takeover Code by the Panel on Takeovers and Mergers, or Takeover Panel, changes (including changes to the way in which the Takeover Panel assesses the application of the Takeover Code to English companies whose shares are listed outside of the United Kingdom), the Takeover Code may apply to us in the future.

The Takeover Code provides a framework within which takeovers of companies are regulated and conducted. The following is a brief summary of some of the most important rules of the Takeover Code:

•
In connection with a potential offer, if following an approach by or on behalf of a potential bidder, the company is “the subject of rumor or speculation” or there is an “untoward movement” in the company’s share price, there is a requirement for the potential bidder to make a public announcement about a potential offer for the company, or for the company to make a public announcement about its review of a potential offer.

•
When a person or group of persons acting in concert (a) acquires, whether by a series of transactions over a period of time or not, interests in shares carrying 30% or more of the voting rights of a company (which percentage is treated by the Takeover Code as the level at which effective control is obtained) or (b) acquires an interest in any other shares which increases the percentage of shares carrying voting rights in which they are interested when they are already interested in shares which carry not less than 30% of the voting rights but do not hold shares carrying more than 50% of such voting rights, they must make a cash offer to all other shareholders at the highest price paid by them or any person acting in concert with them in the 12 months before the offer was announced.

•
When interests in shares carrying 10% or more of the voting rights of a class have been acquired by an offeror (i.e., a bidder) and any person acting in concert with it in the offer period (i.e., before the shares subject to the offer have been acquired) or within the previous 12 months, the offer must be in cash or be accompanied by a cash alternative for all shareholders of that class at the highest price paid by the offeror or any person acting in concert with them in that period. Further, if an offeror or any person acting in concert with them acquires any interest in shares during the offer period, the offer for the shares must be in cash or accompanied by a cash alternative at a price at least equal to the price paid for such shares during the offer period.

•
If after an announcement is made, the offeror or any person acting in concert with them acquires an interest in shares in an offeree company (i.e., a target) at a price higher than the value of the offer, the offer must be increased to not less than the highest price paid for the interest in shares so acquired.

•
The board of directors of the offeree company must appoint a competent independent adviser whose advice on the financial terms of the offer must be made known to all the shareholders, together with the opinion of the board of directors of the offeree company.

•
Special or favorable deals for selected shareholders are not permitted, except in certain circumstances where independent shareholder approval is given and the arrangements are regarded as fair and reasonable in the opinion of the financial adviser to the offeree.

•	All shareholders must be given the same information.

•
Each document published in connection with an offer by or on behalf of the offeror or offeree must state that the directors of the offeror or the offeree, as the case may be, accept responsibility for the information contained therein.

•	Profit forecasts, quantified financial benefits statements and asset valuations must be made to specified standards and must be reported on by professional advisers.

•	Misleading, inaccurate or unsubstantiated statements made in documents or to the media must be publicly corrected immediately.

•
Actions during the course of an offer by the offeree company, which might frustrate the offer are generally prohibited unless shareholders approve these plans. Frustrating actions would include, for example, lengthening the notice period for directors under their service contract or agreeing to sell off material parts of the target group.

•
Stringent and detailed requirements are laid down for the disclosure of dealings in relevant securities during an offer, including the prompt disclosure of positions and dealing in relevant securities by the parties to an offer and any person who is interested (directly or indirectly) in 1% or more of any class of relevant securities.

•
Employees of both the offeror and the offeree company and the trustees of the offeree company’s pension scheme must be informed about an offer. In addition, the offeree company’s employee representatives and pension scheme trustees have the right to have a separate opinion on the effects of the offer on employment appended to the offeree board of directors’ circular or published on a website.

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.

We are incorporated under English law. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by English law, including the provisions of the U.K. Companies Act, or the Companies Act, and by our articles of association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations.

The principal differences include the following:

under our articles of association, any resolution put to the vote of a general meeting must be decided exclusively on a poll. Under English law, it would be possible for our articles of association to be amended such that each shareholder present at a meeting has only one vote unless demand is made for a vote on a poll, in which case each holder gets one vote per share owned. Under U.S. law, each shareholder typically is entitled to one vote per share at all meetings;

•
under English law, subject to certain exceptions and disapplications, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise;

•
under English law and our articles of association, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or on a poll of shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the articles of association. This may make it more difficult for us to complete corporate transactions deemed advisable by our board of directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions;

•
in the United Kingdom, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs. If acceptances are not received for 90% or more of the ordinary shares/ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares/ADSs will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares voting for approval;

•
under English law and our articles of association, shareholders and other persons whom we know or have reasonable cause to believe are, or have been, interested in our shares may be required to disclose information regarding their interests in our shares upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on certain transfers of the shares, withholding of dividends and loss of voting rights. Comparable provisions generally do not exist under U.S. law; and

•
the quorum requirement for a shareholders’ meeting is a minimum of two shareholders entitled to vote at the meeting and present in person or by proxy or, in the case of a shareholder which is a corporation, represented by a duly authorized representative. Under U.S. law, a majority of the shares eligible to vote must generally be present (in person or by proxy) at a shareholders’ meeting in order to constitute a quorum. The minimum number of shares required for a quorum can be reduced pursuant to a provision in a company’s certificate of incorporation or bylaws, but typically not below one-third of the shares entitled to vote at the meeting. We intend to ask our shareholders at the 2024 Annual Meeting of Shareholders to amend the quorum requirement in our articles of association to at least 33 1/3 percent of the outstanding shares of our ordinary shares.

As an English public limited company, certain capital structure decisions will require shareholder approval, which may limit our flexibility to manage our capital structure.

On February 1, 2021, Immunocore Holdings Limited was re-registered as a public limited company with the name Immunocore Holdings plc. English law provides that a board of directors may only allot shares (or rights to subscribe for or convert any security into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and being valid for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. At a general meeting of shareholders held on February 3, 2021, we obtained authority from our shareholders to allot new shares or to grant rights to subscribe for or to convert any security into shares in the company up to a maximum aggregate nominal amount of £150,000 for a period of five years from the date of such general meeting of shareholders, which authorization will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).

English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution but not longer than the duration of the authority to allot shares to which the disapplication relates. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). At a general meeting of shareholders held on February 3, 2021, we obtained authority from our shareholders to disapply preemptive rights for a period of five years from the date of such general meeting of shareholders which disapplication will need to be renewed upon expiration (i.e., at least every five years), but may be sought more frequently for additional five-year terms (or any shorter period).

English law also generally prohibits a public company from repurchasing its own shares without the prior approval of shareholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and other formalities. Such approval may be for a maximum period of up to five years.

Our articles of association provide that the courts of England and Wales are the exclusive forum for the resolution of all shareholder complaints other than complaints asserting a cause of action arising under the Securities Act and the Exchange Act, and that the U.S. District Court for the Southern District of New York will be the exclusive forum for the resolution of any shareholder complaint asserting a cause of action arising under the Securities Act or the Exchange Act.

Our articles of association provide that the courts of England and Wales are to be the exclusive forum for resolving all shareholder complaints (i.e., any derivative action or proceeding brought on behalf of us, any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees, any action or proceeding asserting a claim arising out of any provision of the Companies Act or our articles of association or any action or proceeding asserting a claim or otherwise related to the affairs of our company) other than shareholder complaints asserting a cause of action arising under the Securities Act or the Exchange Act, and that the U.S. District Court for the Southern District of New York will be the exclusive forum for resolving any shareholder complaint asserting a cause of action arising under the Securities Act or the Exchange Act. In addition, our articles of association provide that any person or entity purchasing or otherwise acquiring any interest in our shares is deemed to have notice of and consented to these provisions.

This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. The enforceability of similar exclusive forum provisions (including exclusive federal forum provisions for actions, suits or proceedings asserting a cause of action arising under the Securities Act) in other companies’ organizational documents has been challenged in legal proceedings, and there is uncertainty as to whether courts would enforce the exclusive forum provisions in our articles of association. Additionally, our shareholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find either choice of forum provision contained in our articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments Item

Not applicable.

Item 1C.	Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and our clinical trial and related data, which we refer to as Information Systems and Data.

Our information security function, which is led by our Chief Information Officer, or CIO, helps identify, assess and manage our cybersecurity threats and risks, including through the use of our risk register. The information security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, manual tools and automated tools, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, internal and external audits, leveraging third party threat assessments, and conducting vulnerabilities assessments.

Depending on the environment or system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an information security policy, access management procedures, data back-up and restoration policy, cyberattack response procedure, network security controls, data segregation for certain data, encryption of certain data, access controls, physical controls, systems monitoring, penetration testing, employee training, and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed as a component of our enterprise risk management program and identified in our risk register. We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity consultants, cybersecurity service providers, and penetration testing services.

We use third-party service providers to perform a variety of functions throughout our business, such as contract research organizations, contract manufacturing organizations, and other distributors, including those who process clinical trial data on our behalf.  Depending on the nature of the services provided, the sensitivity of the critical systems, information and assets at issue, and the identity of the provider, our third-party risk management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including, for example, a review of security assessments and imposition of contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report, including “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations and actions; litigation; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; loss of customers and sales; and other adverse consequences.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit and compliance committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including our CIO, who has over 15 years of experience in IT management. Our CIO reports directly to our leadership team and provides regular reports.

Our CIO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our CIO is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer. Our Chief Executive Officer and other leadership personnel work with our incident response team to help mitigate and remediate cybersecurity incidents of which they are notified, in addition to notifying the audit and compliance committee of the board of directors, as appropriate.

The board of directors’ audit and compliance committee receives periodic reports from our CIO concerning significant cybersecurity threats and risk and the processes we have implemented to address them.  The audit and compliance committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2.	Properties

Our corporate headquarters are located in Oxfordshire, United Kingdom, where we currently lease facilities containing our research and development, laboratory and office space, which consists of approximately 123,000 square feet. Our leases expire between 2037 and 2043, although there are points at which we may terminate the leases prior to the termination date under certain conditions.

In addition, we lease approximately 12,000 and 8,000 square feet of office space serving as our U.S. headquarters, in Conshohocken, Pennsylvania, and Rockville, Maryland, respectively. We also lease approximately 240 square feet of office space in Dublin, Ireland and approximately 120 square feet in Suurstoffi, Switzerland.

In October 2023, we entered into a new lease agreement for approximately 19,000 square feet of office space in Gaithersburg, Maryland, United States, for which we anticipate taking occupancy in 2024.

We anticipate leasing additional office and manufacturing space as we add employees and continue to grow as a commercial-stage organization. We believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business. We do not currently have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our results of operations, financial condition or cash flows. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Neither our ordinary shares, nominal value £0.002 per share, nor our non-voting ordinary shares, nominal value £0.002 per share, are publicly traded. Our ADSs each represent one ordinary share of Immunocore Holdings plc and began trading on the Nasdaq Global Select Market on February 5, 2021 under the symbol “IMCR”. Prior to that date, there was no public trading market for ADSs or ordinary shares.

Holders

As of February 19, 2024, there were approximately 37 holders of record of our ordinary shares and six holder of record of our ADSs. The actual number of holders is greater than these numbers of record holders, and includes beneficial owners whose ordinary shares or ADSs are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.

Dividends

Since our incorporation, we have not declared or paid any dividends on our issued ordinary shares. We intend to retain any earnings for use in our business and do not currently intend to pay dividends on our ordinary shares or ADSs. The declaration and payment of any future dividends will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, any future debt agreements or applicable laws and other factors that our board of directors may deem relevant.

Under the laws of England and Wales, among other things, we may only pay dividends if we have sufficient distributable reserves (on a non-consolidated basis), which are our accumulated realized profits that have not been previously distributed or capitalized less our accumulated realized losses, so far as such losses have not been previously written off in a reduction or reorganization of capital.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below shows a comparison, from February 5, 2021 (the date our ADSs commenced trading on Nasdaq) through December 29, 2023, of the cumulative total return to stockholders of our ADSs relative to the Nasdaq Composite Index and the Nasdaq Biotech Index.

The graph assumes that $100 was invested in each of our ADSs, the Nasdaq Composite Index and the Nasdaq Biotech Index at their respective closing prices on February 5, 2021 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Immunocore Holdings plc under the Securities Act or the Exchange Act.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. Historically, we qualified as a foreign private issuer (as defined in Rule 405 of Regulation C under the Securities Act and Rule 3b-4 under the Exchange Act) and prepared our financial statements in accordance with IFRS. Effective January 1, 2024, we no longer qualified as a foreign private issuer. Therefore, we have now  become a domestic filer and are required under current SEC rules to prepare our financial statements in accordance with U.S. GAAP, as opposed to IFRS. The following discussion is based on our financial information prepared in accordance with U.S. GAAP and regulations of the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis, as well as the section titled “Special Note Regarding Forward-Looking Statements.”

We have historically conducted our business through Immunocore Limited, and therefore our historical consolidated financial statements presented the consolidated results of operations of Immunocore Limited. Following the completion of our initial public offering in February 2021, our consolidated financial statements present the consolidated results of operations of Immunocore Holdings plc. Effective January 1, 2024, we transitioned from IFRS to U.S. GAAP. The accompanying MD&A, including all periods presented, have been prepared under U.S. GAAP.

Overview

We are a commercial stage biotechnology company pioneering the development of a novel class of TCR bispecific immunotherapies called ImmTAX – Immune mobilizing monoclonal TCRs Against X disease – designed to treat a broad range of diseases, including cancer, infectious and autoimmune diseases. Leveraging our proprietary, flexible, off-the-shelf ImmTAX platform, we are developing a deep pipeline in multiple therapeutic areas, including five clinical stage programs in oncology and infectious disease, advanced pre-clinical programs in autoimmune disease and earlier pre-clinical programs across three therapeutic areas.

In 2022, we received approval for our lead product, KIMMTRAK, for the treatment of unresectable metastatic uveal melanoma from the FDA, the European Commission, and other health authorities. KIMMTRAK is now approved in 38 countries for the treatment of unresectable or mUM. In 2023, we launched KIMMTRAK in Austria, Israel, Italy, Finland, Switzerland and Belgium, and, reached price agreements with Canada and Australia with further commercial launches underway in additional territories. We plan to launch KIMMTRAK in additional countries, if approved in those countries, in 2024.

KIMMTRAK is the lead product from our ImmTAX platform and was the first approved new therapy in mUM in four decades. To date, we have treated over 2,000 cancer patients with KIMMTRAK, tebentafusp, and our other ImmTAX product candidates, which we believe is the largest clinical data set of any T cell engager bispecific in solid tumors and any TCR therapeutic. Our clinical programs are being conducted with patients with a broad range of cancers including melanoma, ovarian, endometrial, and colorectal, among others.  We believe that these tumor types have large addressable patient populations and significant unmet need. We are progressing two late-stage clinical programs within our ImmTAC (Immune mobilizing monoclonal TCRs Against Cancer) portfolio, including KIMMTRAK and the PRAME-targeted IMC-F106C.

Since our inception, we have focused on organizing and staffing our company, raising capital and performing research and development activities to advance our research, development and technology, and commercializing KIMMTRAK. While we have successfully generated revenue from KIMMTRAK, which is our first marketed product, our ability to generate higher levels of product revenue from other marketed products, which may never be fully developed or commercialized, depends on the successful development and regulatory approval of one or more of our product candidates and our ability to finance operations. Since inception, through to December 31, 2023, we have raised an aggregate of $1,275 million through our initial public offering where we listed our ADSs on the Nasdaq Global Select Market in February 2021, private placements of our ordinary and preferred shares, debt financings, and historical payments from our collaboration partners. These funds have been and are being used to fund operations and invest in activities for technology creation, drug discovery and clinical development programs, infrastructure, creation of portfolio of intellectual property and commercial and administrative support.

We have incurred significant operating losses and expect to continue to incur significant expenses and operating losses for the near future. These net losses were $55.3 million, $52.5 million and $180.0 million, for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, our accumulated deficit was $744.7 million. We expect to continue to incur significant and increasing expenses and to incur operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, or SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

We do not expect to generate revenue from the sale of our other product candidates unless and until we successfully complete clinical development of and obtain regulatory approval for such product candidates. As a result, we may need additional funding to support our continued operations and pursue our clinical development and growth strategy. Until we can generate sufficient revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, government funding arrangements, collaborations and marketing, distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other arrangements on favorable terms, or at all, particularly in light of recently worsening macroeconomic conditions, such as supply chain disruptions, rising interest rates and volatility in the capital markets. If we fail to raise capital or enter into such arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our programs.

Because of the numerous risks and uncertainties associated with pharmaceutical development, we are unable to predict the timing or amount of future revenues, increased expenses or when or if we will be able to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.

Recent Developments

 In February 2024, we entered into a clinical trial collaboration and supply agreement with BMS to investigate our ImmTAC bispecific TCR candidate targeting PRAME HLA-A02, IMC-F106C, in combination with BMS’s nivolumab, in first-line advanced cutaneous melanoma. Under the terms of the collaboration, we will sponsor and fund the registrational Phase 3 clinical trial of IMC-F106C in combination with nivolumab in first-line advanced cutaneous melanoma (PRISM-MEL-301), and BMS will provide nivolumab.

On February 2, 2024, we completed a private offering of $402.5 million aggregate principal amount of 2.50% Convertible Senior Notes due 2030, or the Notes. Our net proceeds from the offering of the Notes were $389.3 million, after deducting the initial purchasers’ discounts and commissions and offering expenses.

In January 2024, we announced our strategic priorities and pipeline expansion for 2024 ahead of the J.P. Morgan Healthcare Conference, including, the expansion of our platform into autoimmune with two potential first in class new bispecific candidates entering the pipeline. The key differentiator of the ImmTAAI platform is tissue-specific down modulation of the immune system. When tethered to the tissue of interest, the new candidates supress pathogenic T cells via PD1 receptor agonism. The first candidate, IMC-S118AI (PPIxPD1), is targeted specifically to the pancreatic beta-cell and is intended for the treatment of type 1 diabetes. IMC-S118AI recognizes a peptide from pre-proinsulin presented by HLA-A201 on beta-cells. The second unnamed target is present in the skin and intended to treat inflammatory dermatological diseases. The candidate is an antigen presenting cell (APC) tethered ImmTAAI and is not HLA restricted (e.g. universal for all populations).

Components of Results of Operations

Revenue

Product revenue, Net

Product revenue, net, relates to the sale of KIMMTRAK following marketing approval. We recognize product revenue at the point in time that control transfers to a customer, which is typically on delivery to our distributors and healthcare providers. We also operate under consignment arrangements where control passes when our distributors take KIMMTRAK out of consignment inventory. The amount of revenue recognized reflects the consideration to which we expect to be entitled, net of estimated deductions for rebates, chargebacks, other customer fees and product returns. These estimates consider contractual and statutory requirements, the expected payor and patient mix, sell-through data, our customers’ inventory levels, anticipated demand and the volume of customer purchase orders, internal data, and other information provided by our customers and third-party logistics providers, and, in certain countries including France, pricing negotiations. Further information on estimates is provided under the section below headed, “Critical Accounting Estimates”.

Pre-Product Revenue, Net

Pre-product revenue, net, related to the sale of tebentafusp under a compassionate use and an early access program up to September 2022. These programs provided patients with access to tebentafusp prior to KIMMTRAK becoming available as a marketed product in France. Pre-product revenue is recognized on delivery of tebentafusp to healthcare providers, which is the point in time when control is transferred. Such revenue is recognized net and represents the prices set by us that are expected to be retained after estimated deductions for product returns and government rebates, which are dependent on the outcome of French legislative processes and price negotiations, which remain ongoing. In September 2022, we began selling KIMMTRAK as a commercial product in France, and these sales are reflected in Product revenue, net.

Collaboration Revenue

Collaboration revenue arose under our collaboration agreements with Genentech, GSK and Lilly. Following the termination of our collaboration agreements with GSK and Lilly our only revenue collaboration as of December 31, 2023, was with Genentech. However, in February 2023, we and Genentech agreed to wind down the co-funding arrangements and clinical trial for IMC-C103C. We could be eligible to receive development and commercial milestone payments and royalties from Genentech on any sales of MAGE-A4 HLA-A02 targeted products arising under the Genentech collaboration.  For more information, please see “Item 1. Business—Our Collaborations and License Agreements—Genentech Collaboration.”

Collaboration revenue consisted of non-refundable upfront payments, development milestones as well as reimbursement of research and development expenses.

Upfront payments and development milestones were initially recorded on our Consolidated Balance Sheets as deferred revenue and subsequently recognized as revenue as the underlying programs progressed through research and development using an estimate of the percentage completion of each program in accordance with our revenue recognition policy as described further in the notes to the consolidated financial statements.

Operating Expenses

Cost of Product Revenue

Cost of product revenue represents production costs including raw materials, external manufacturing costs, and other costs incurred in bringing inventories to their location and condition prior to sale. Overheads and internal costs of product revenue are minimal under our manufacturing arrangements. Due to the low costs involved in manufacturing KIMMTRAK, cost of product revenue is currently not material, and while these costs are expected to increase in future periods as inflationary pressures increase, we do not expect such costs to be material for the foreseeable future. Cost of product revenue may also include costs related to excess or obsolete inventory adjustment charges.

Research and Development Expenses

Research and development, or R&D expenses consist primarily of costs incurred for current or planned investigations undertaken with the prospect of gaining new scientific or technical knowledge and understanding and consist primarily of personnel-related costs, including salaries and share-based compensation expense for the various R&D departments, costs associated with clinical trial activities undertaken by contract research organizations, or CROs, and external manufacturing costs associated with R&D undertaken by contract manufacturing organizations, or CMOs, R&D laboratory consumables, internal clinical trial expenses, payments for purchased rights and milestones in connection with third-party In-process R&D, or IPRD, agreements, costs associated with maintaining laboratory equipment, costs associated with our R&D facilities, including a reasonable allocation of overhead costs, and reductions from expenses for R&D tax credits. R&D expenses are expensed as incurred, although the timing of expense recognition can vary with contractual and payment terms in order to determine when services are received.

R&D expenses incurred with external organizations to undertake R&D activities on our behalf typically relate to clinical programs and are assigned to the individual programs in tables further below. However, for certain pre-clinical programs and other research spend incurred externally, such spend is not assigned to individual programs. Internal R&D expenses primarily relate to personnel-related costs, facilities, and R&D laboratory consumables and due to the cross functional expertise of our people it is not possible to provide a breakdown of internal costs by program.

We expect our R&D expenses to increase in the future as we advance existing and future product candidates into and through clinical studies and pursue further regulatory approval. The process of conducting the necessary clinical studies to obtain regulatory approval is costly and time-consuming. We maintain our headcount at a level required to support our continued research activities and development of our product candidates. Clinical trials generally become larger and more costly to conduct as they advance into later stages. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any product candidates that we develop from our programs. As a result, our R&D expenses may vary substantially from period to period based on the timing of our R&D activities.

Research and Development Tax Credits

As a company that carries out extensive R&D activities, we benefit from the U.K. R&D tax regime. Historically, we benefited from the Small and Medium-sized Enterprise, or SME, R&D tax relief program, and for certain specific categories of expenditure, the Research and Development Expenditure Credit program, or RDEC Program. As noted below, for the period ended December 31, 2023 we are only eligible for the RDEC Program. R&D tax credits are presented as a reduction to R&D expenses.

While the SME Program has been particularly beneficial to us, as under such program the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023, and up to 18.6% of qualifying expenditure incurred thereafter. We exceeded the size limit thresholds to qualify as a “small or medium-sized enterprise” as defined for the purposes of the SME Program, or SME, in 2023, and may therefore, unless we once again fall within such thresholds, cease to be eligible to claim U.K. R&D tax credits under the SME Program with effect from 2023.

Under the RDEC Program, tax credits for qualifying R&D expenditure incurred prior to April 1, 2023 are granted at a headline rate of 13% and can generate cash rebates of up to 10.5% of qualifying R&D expenditure. The headline rate of RDEC increased to 20% on April 1, 2023 and can generate cash rebates of up to 15% on qualifying R&D expenditure incurred from this date.

Amendments to the U.K. R&D tax credit regime that are contained in the Finance Bill currently proceeding through the U.K. Parliament will (if enacted) with effect from April 1, 2024 (i) (unless limited exceptions apply) introduce restrictions on the tax relief that can be claimed for expenditure incurred on sub-contracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the U.K. or such workers are not subject to U.K. payroll taxes, and (ii) merge the SME Program and the RDEC Program into a single scheme.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related costs, including salaries and share-based compensation expense, for selling, corporate and other administrative and operational functions including finance, legal, human resources, commercial related expenses, information technology, as well as a proportion of facility-related costs.

Following our commercialization of KIMMTRAK and our substantial increase in planned R&D expenses, as explained above, we also expect that our SG&A expenses will increase. We expect that we will incur increased selling, distribution, commercial, accounting, audit, legal, regulatory, compliance, director, and officer insurance costs as well as investor and further public relations expenses associated with being a public company operating in multiple territories and now being a domestic filer. We anticipate that the additional costs for these services will substantially increase our SG&A expenses. Additionally, if and as we receive further regulatory approvals of product candidates, we anticipate an increase in payroll and expenses in connection with our commercial operations. We have experienced, and may continue to experience, increased personnel costs attributable to offering and maintaining competitive salaries and other impacts due to rising global inflation.

Interest Income

Interest income arises on cash balances and short-term money market funds. Our interest income may fluctuate depending on the movement of interest rates and our total amount of cash and cash equivalents.

Interest Expense

Interest expense represents costs under our loan agreements under the effective interest method.

Foreign Currency (Losses) Gains

These (losses) gains arise on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the U.K., including our cash balances. Our foreign currency (losses) gains can vary significantly between periods as a result of volatility in foreign exchange rates.

Other Expense, Net

Other expense, net arises primarily on loan costs and other items.

Income Tax Credit (Expense)

We are subject to corporate taxation in the United Kingdom. Our wholly owned U.S. subsidiaries, Immunocore LLC and Immunocore Commercial LLC, are subject to corporate taxation in the United States. Our wholly owned Irish subsidiary is subject to corporate taxation in Ireland. Our wholly owned Swiss subsidiary is subject to corporate taxation in Switzerland. Due to the nature of our business and on a consolidated basis, we have generated losses since inception. Our income tax credit (expense) represents the sum of income taxes payable in the United States, Ireland and Switzerland, offset by deferred tax credits arising on deferred tax assets generated.

Un-surrendered tax losses are carried forward to be offset against future taxable profits. After accounting for tax credits receivable, there were accumulated tax losses available for carry forward in the United Kingdom of $286 million as of December 31, 2023. A full valuation allowance is recognized in respect of accumulated tax losses and other temporary differences in the United Kingdom, because future profits are not sufficiently certain. A deferred tax asset is however, recognized in respect of our subsidiary in the United States, relating to unused tax credits on share based payments and other temporary differences since we expect to continue generating U.S. taxable income against which deductible temporary differences can unwind.

As we begin to generate significant net product revenue, we may benefit from the U.K.’s “patent box,” which allows profits attributable to revenues from patents or patented products to be taxed at a lower rate than other revenue. The rate of tax for relevant streams of revenue for companies receiving this relief will be 10%.

Comparison of the Years ended December 31, 2023 and 2022

Revenue

The following table summarizes our total revenue (in thousands):

	Year ended December 31,
	2023	2022	Increase / (decrease)	% Increase / (decrease)
Product revenue, net	$238,735	$130,013	$108,722	84%
Pre-product revenue, net	—	10,674	(10,674)	(100)%
Total revenue from sale of therapies	238,735	140,687	98,048	70%
Collaboration revenue
Eli Lilly	—	9,205	(9,205)	(100)%
Genentech	10,693	24,469	(13,776)	(56)%
Total collaboration revenue	10,693	33,674	(22,981)	(68)%
Total revenue	$249,428	$174,361	$75,067	43%

Revenue from the sale of therapies

Net product revenue from the sale of KIMMTRAK, and net pre-product revenue from the sale of tebentafusp as part of an early access program presented by country / region based on location of the end customer below (in thousands).

	Year ended December 31,
	2023	2022	Increase / (decrease)	% Increase / (decrease)
United States	$169,791	$96,893	$72,898	75%
Europe	67,628	42,745	24,883	58%
International	1,316	1,049	267	25%
Total revenue from sale of therapies	$238,735	$140,687	$98,048	70%

For the year ended December 31, 2023, we generated total revenue from the sale of therapies of $238.7 million due to the sale of KIMMTRAK, of which $169.8 million was in the United States, $67.6 million in Europe and $1.3 million in International. Total revenue from the sale of therapies increased in the year ended December 31, 2023 as compared to December 31, 2022, due primarily to increased volume in the United States and global country expansion, as we continued our commercialization efforts.

Collaboration revenue

Revenue from collaboration agreements decreased by $23.0 million to $10.7 million in the year ended December 31, 2023, compared to $33.7 million for the year ended December 31, 2022. This decrease was due to (i) the termination of our collaboration with Eli Lilly in 2022; and (ii) our February 2023 agreement with Genentech under the terms of our Genentech Collaboration, our only remaining revenue collaboration, to close the Phase 1 clinical trial and for the parties to fulfill the remaining obligations in relation to the trial.

R&D Expenses

The following table summarizes our R&D expenses (in thousands):

	Year ended December 31,
	2023	2022	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
Tebentafusp programs	$16,024	$17,777	$(1,753)	(10)%
PRAME programs	54,761	17,901	36,860	206%
Infectious disease programs	5,111	5,781	(670)	(12)%
All other external clinical and pre-clinical costs	23,215	19,713	3,502	18%
Total external R&D expenses	99,111	61,172	37,939	62%
Internal R&D expenses:
Salaries and other employee-related costs	38,182	29,557	8,625	29%
Share-based compensation expense	6,467	5,311	1,156	22%
All other internal R&D costs	26,074	21,487	4,587	21%
UK R&D tax credits	(6,289)	(15,606)	9,317	(60)%
Total internal R&D expenses	64,434	40,749	23,685	58%
Total R&D expenses	$163,545	$101,921	$61,624	60%

For the year ended December 31, 2023, our R&D expenses were $163.5 million, as compared to $101.9 million for the year ended December 31, 2022.

For the year ended December 31, 2023, our external R&D expenses increased by $37.9 million. This was driven by an increase of $36.9 million in expenses incurred for our PRAME programs due to a higher level of clinical trial activity and an increase of $3.5 million in expenses incurred for our other clinical and pre-clinical programs. These increases were partially offset by a reduction in spend of $1.8 million incurred for our tebentafusp programs due to a reduction in development costs following approval of KIMMTRAK in the United States and Europe in the first half of 2022.

For the year ended December 31, 2023, our internal R&D expenses increased by $23.7 million. This was primarily due to an increase of $8.6 million in headcount-related expenses as our number of employees and associated staff costs increased with the growth of our clinical and pre-clinical programs, and an increase of $4.6 million related to higher consumables and facilities costs. Our R&D tax credit decreased by $9.3 million in 2023 primarily due to us no longer qualifying as a SME under the UK R&D tax regulations.

We expect our R&D expenses to increase in future periods as we advance our trials and further develop our clinical and preclinical pipeline.

SG&A Expenses

For the year ended December 31, 2023, our SG&A expenses were $144.5 million, compared to $123.1 million for the year ended December 31, 2022, an increase of $21.4 million. The SG&A expenses for years ended December 31, 2023, and 2022, comprised the following (in thousands):

	Year ended December 31,
	2023	2022	Increase / (decrease)	% Increase / (decrease)

Share-based compensation expense	$26,002	$27,577	$(1,575)	(6)%
Salaries and other employee-related costs	36,202	24,873	11,329	46%
Selling and commercial costs	52,436	44,911	7,525	17%
Other administrative expenses	29,855	25,698	4,157	16%
Total SG&A expenses	$144,495	$123,059	$21,436	17%

Salaries and other employee related costs increased by $11.3 million during the year ended December 31, 2023, due to an increase in the number of employees engaged in commercial and administrative activities. Selling and commercial costs increased by $7.5 million reflecting higher costs of commercializing and distributing KIMMTRAK following approval in the United States, Europe and other territories in the year ended December 31, 2022. In addition, other administrative expenses increased by $4.2 million in the year ended December 31, 2023, due to higher costs associated with expansion as a growing publicly listed and commercial company.

Interest Income and Interest Expense

For the year ended December 31, 2023, interest income was $18.0 million compared to $3.8 million for the year ended December 31, 2022. This increase of $14.2 million reflects higher levels of cash and cash equivalents held in 2023 relative to 2022 and increases in interest rates earned on our cash deposits. For the year ended December 31, 2023, interest expense was $5.2 million compared to $5.4 million for the year ended December 31, 2022 which represents interest related to our $50.0 million loan facilities with Pharmakon and Oxford Finance, respectively.

Foreign Currency (Loss) Gain

For the year ended December 31, 2023, foreign currency loss was $13.2 million compared to a gain of $14.2 million for the year ended December 31, 2022. This change of $27.4 million mainly reflects the impact of the depreciation of the U.S. dollar against the pound sterling in 2023 on the high levels of cash and cash equivalents held in U.S. dollars by our main operating subsidiary in the U.K., as compared to 2022 when the U.S. dollar appreciated against the pound sterling.

Income Tax Credit (Expense)

For the year ended December 31, 2023, the income tax credit amounted to $5.6 million compared to expense of $11.7 million for the year ended December 31, 2022. This change of $17.3 million relates to the limitation imposed on refundable U.K. SME R&D tax credits generated in 2022, which is presented as a tax charge, and a decrease in the valuation allowance against the deferred tax asset arising on US share based compensation.

Comparison of the Years ended December 31, 2022 and 2021

Revenue

The following table summarizes our total revenue (in thousands):

	Year ended December 31,
	2022	2021	Increase / (decrease)	% Increase / (decrease)
Product revenue	$130,013	$—	$130,013	100%
Pre-product revenue	10,674	4,078	6,596	162%
Total revenue from sale of therapies	140,687	4,078	136,609	3,350%
Collaboration revenue
GSK	—	8,385	(8,385)	(100)%
Eli Lilly	9,205	—	9,205	100%
Genentech	24,469	24,021	448	2%
Total collaboration revenue	33,674	32,406	1,268	4%
Total revenue	$174,361	$36,484	$137,877	378%

Revenue from the sale of therapies

Net product revenue from the sale of KIMMTRAK, and net pre-product revenue from the sale of tebentafusp as part of a compassionate use and an early access program presented by country / region based on location of the customer below (in thousands).

	Year ended December 31,
	2022	2021	Increase / (decrease)	% Increase / (decrease)
United States	$96,893	$—	$96,893	100%
Europe	42,745	4,078	38,667	948%
International	1,049	—	1,049	100%
Total revenue from sale of therapies	$140,687	$4,078	$136,609	3,350%

For the year ended December 31, 2022, we generated total revenue from the sale of therapies of $140.7 million due to the sale of KIMMTRAK and tebentafusp, of which $96.9 million was in the United States, $42.7 million in Europe and $1.0 million in International. We received marketing approval for KIMMTRAK in the United States and Europe in the first half of 2022 and other territories during the year ended December 31, 2022, and did not have marketing approval for, and thus no product revenue from, KIMMTRAK in the year ended December 31, 2021.

We recorded $10.7 million and $4.1 million of net pre-product revenue from the sale of tebentafusp under a compassionate use and an early access program in the year ended December 31, 2022 and 2021 respectively. These programs ended in September 2022.

Collaboration revenue

Revenue from collaboration agreements increased by $1.3 million to $33.7 million in the year ended December 31, 2022, compared to $32.4 million for the year ended December 31, 2021. This increase was primarily due to the release of the remaining deferred revenue under the Eli Lilly Collaboration after the parties agreed to terminate the Lilly Collaboration in 2022, partly offset by a decrease in revenue under the GSK Collaboration, under which no revenue was recognized in 2022 following the termination of the GSK Collaboration in 2021.

The majority of collaboration revenue arose in both years under the Genentech Collaboration, our only remaining revenue collaboration.

R&D Expenses

The following table summarizes our R&D expenses (in thousands):

	Year ended December 31,
	2022	2021	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
Tebentafusp programs	$17,777	$34,134	$(16,357)	(48)%
PRAME programs	17,901	6,967	10,934	157%
Infectious disease programs	5,781	5,377	404	8%
All other external clinical and pre-clinical costs	19,713	13,848	5,865	42%
Total external R&D expenses	61,172	60,326	846	1%
Internal R&D expenses:
Salaries and other employee-related costs	29,557	26,352	3,205	12%
Share-based compensation expense	5,311	5,365	(54)	(1)%
All other internal R&D costs	21,487	21,193	294	1%
UK R&D tax credits	(15,606)	(12,988)	(2,618)	20%
Total internal R&D expenses	40,749	39,922	827	2%
Total R&D expenses	$101,921	$100,248	$1,673	2%

For the year ended December 31, 2022, our R&D expenses were $101.9 million, as compared to $100.2 million for the year ended December 31, 2021.

For the year ended December 31, 2022, our external R&D expenses increased by $0.8 million. This was driven by an increase of $10.9 million in expenses incurred for our PRAME programs due to a higher level of clinical trial activity and $5.9 million in expenses incurred in connection with our other clinical and pre-clinical programs. These increases were offset by a reduction in spend of $16.4 million incurred for our tebentafusp programs due to a reduction in development costs following approval of KIMMTRAK in the United States and Europe in the first half of 2022.

For the year ended December 31, 2022, our internal R&D expenses increased by $0.8 million. This was primarily due to an increase in our R&D tax credit of $2.6 million due to higher qualifying R&D expenses, offset by an increase of $3.2 million in headcount-related expenses as our number of employees and associated staff costs increased.

SG&A Expenses

For the year ended December 31, 2022, our SG&A expenses were $123.1 million, compared to $110.8 million for the year ended December 31, 2021, an increase of $12.2 million. The SG&A expenses for years ended December 31, 2022, and 2021 comprised the following:

	Year ended December 31,
	2022	2021	Increase / (decrease)	% Increase / (decrease)
SG&A expenses:
Share-based compensation expense	$27,577	$43,529	$(15,952)	(37)%
Salaries and other employee-related costs	24,873	17,789	7,084	40%
Selling and commercial costs	44,911	27,878	17,033	61%
Other administrative expenses	25,698	21,627	4,071	19%
Total SG&A expenses	$123,059	$110,823	$12,236	11%

 Selling and commercial costs increased by $17.0 million in the year ended December 31, 2022 reflecting costs of commercializing and distributing KIMMTRAK following approval in the United States and Europe. In addition, salaries and other employee-related costs increased by $7.1 million during the year ended December 31, 2022, due to a higher number of employees engaged in commercial and administrative activities. Other administrative expenses increased by $4.1 million in the year ended December 31, 2022, due to ongoing costs associated with expansion as a growing publicly listed company. These increases were partially offset by a decrease in the share-based compensation expense of $16.0 million as a result of a significantly higher number options being granted in 2021 in connection with our initial public offering, or IPO, and the associated accelerated recognition of expense on these grants due to the graded vesting that is applicable to the majority of our options.

Interest Income and Interest Expense

For the year ended December 31, 2022, interest income was $3.8 million compared to $0.1 million for the year ended December 31, 2021. This increase of $3.7 million reflects higher levels of cash and cash equivalents held in 2022 relative to 2021 and increases in interest rates earned on our cash deposits.

For the year ended December 31, 2022, interest expense was $5.4 million compared to $5.6 million for the year ended December 31, 2021. Interest expense in both years primarily represents interest on our $50.0 million loan facility with Oxford Finance and Pharmakon. The reduction of $0.2m was due to differences in interest rates.

Foreign Currency Gain

For the year ended December 31, 2022, foreign currency gain was $14.2 million compared to $0.3 million for the year ended December 31, 2021. This increase of $13.9 million reflects higher levels of cash and cash equivalents held in U.S. dollars by our main operating subsidiary in the U.K. in 2022 relative to 2021 and appreciation of the U.S. dollar against the pound sterling.

Other Expense, net

For the year ended December 31, 2022, other expense, net was $1.7 million compared to $0.1 million for the year ended December 31, 2021. This increase of $1.6 million arose primarily on losses on loan extinguishment in 2022.

Income Tax Expense

For the year ended December 31, 2022, the income tax expense amounted to $11.7 million compared to $0.2 million for the year ended December 31, 2021. This increase relates to the limitation imposed on refundable U.K. SME R&D tax credits generated in 2022, which is presented as a tax charge.

Liquidity and Capital Resources

Sources of Liquidity

Although we have recorded product revenue for sales of KIMMTRAK and tebentafusp in the year ended December 31, 2023, we have continued to incur operating losses and negative cash flows from our operations since our inception.

We expect to incur significant expenses and operating losses for the foreseeable future in connection with our ongoing activities, particularly as we continue to commercialize KIMMTRAK, continue R&D and the advancement of our product candidates through preclinical and clinical development, and seek regulatory approval and pursue commercialization of any approved product candidates. We expect that our R&D and SG&A costs will increase in connection with our planned clinical and commercial activities. The amounts and timing of our actual expenditures may vary significantly depending on numerous factors, including the progress of our development programs, the status of, and results from, clinical trials, the potential need to conduct additional clinical trials to obtain approval of our product candidates for all intended indications, the timing and outcome of regulatory filings and actions, commercialization of approved products, as well as any technology acquisitions or additional collaborations into which we may enter with third parties for our product candidates increased costs attributable to macroeconomic factors such as rising inflation and interest rates and supply chain disruptions, and any unforeseen cash needs. As a result, we may need additional capital to fund our operations until such time as we can generate sufficient revenue from product sales.

We have funded our operations to date primarily with proceeds from sales of equity securities, debt financing, and payments from collaboration partners. Through December 31, 2023, we have raised an aggregate of $1,275 million. As of December 31, 2023 and 2022, we had cash and cash equivalents of $442.6 million and $402.5 million, respectively.

At our IPO in February 2021, we listed our ordinary shares in the form of ADSs on the Nasdaq Global Select Market and raised gross proceeds of approximately $297 million. In addition to the ADSs sold in the IPO, we completed the concurrent sale of an additional 576,923 ADSs at the IPO price of $26.00 per ADS, for gross proceeds of approximately $15 million, in a private placement to the Gates Foundation, and in July 2022, we raised gross proceeds of approximately $140.0 million through the sale of our ordinary shares in the form of ADSs and non-voting ordinary shares in a private placement.

On September 9, 2022, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may issue and sell ADSs, each representing one ordinary share, having an aggregate offering price of up to $250 million, from time to time, in one or more at-the-market offerings, for which Jefferies will act as sales agent and/or principal. The at-the-market facility has been registered under the Securities Act pursuant to our Registration Statement on Form F-3ASR (File No. 333-264105). As of December 31, 2023, no issuances or sales had been made pursuant to the Sales Agreement.

Other than our loan facility entered into with Pharmakon Advisors, LP in November 2022 (the Pharmakon Loan Agreement), under which we have borrowed $50 million, which bears interest at a fixed rate of 9.75% and is due to mature in November 2028, we currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our lease obligations and supplier purchase commitments.

On February 2, 2024, we completed a private offering of $402.5 million aggregate principal amount of the Notes. Our net proceeds from the offering of the Notes were $389.3 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Notes are senior, unsecured obligations of the Company and will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. The Notes will accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024, at a rate of 2.50% per year. Our intention is to use part of the proceeds to repay in full loans outstanding under the Pharmakon Loan Agreement. As of the date of this Annual Report, we have not yet repaid those loans and our indebtedness includes both the Pharmakon Loan Agreement and the Notes.

Cash Flows

As of December 31, 2023, we had cash and cash equivalents of $442.6 million, as compared with $402.5 million as of December 31, 2022. The increase of $40.1 million in cash and cash equivalents was primarily due to cash generated from operations including, an increase of KIMMTRAK revenue as well as an increase in cash proceeds received from the exercise of employee stock options partially offset by purchases of property, plant and equipment. Our working capital was $389.8 million as of December 31, 2023 as compared with $373.1 million as of December 31, 2022.

The following table summarizes the primary sources and uses of cash for each period presented (in thousands):

	Year ended December 31,
	2023	2022	2021
Cash and cash equivalents at beginning of the year	$402,472	$321,082	$176,658
Net cash provided by (used) in operating activities	2,940	(49,209)	(143,106)
Net cash used in investing activities	(5,425)	(2,197)	(1,280)
Net cash provided by financing activities	34,346	145,442	288,185
Net foreign exchange difference on cash held	8,293	(12,646)	625
Cash and cash equivalents at end of the year	$442,626	$402,472	$321,082

Net cash provided by our operating activities was $2.9 million for the year ended December 31, 2023, compared to cash used in operating activities of $49.2 million and $143.1 million for the years ended December 31, 2022 and 2021, respectively. The increase of $52.1 million in the year ended December 31, 2023 was primarily due to significantly higher product revenue in the year ended December 31, 2023, due to the growth of KIMMTRAK volume primarily in the U.S., partly offset by  higher R&D expenses due to an increase in clinical trial programs and higher SG&A expenses from increased investments in our commercial and administrative infrastructure in the year ended December 31, 2023 as compared to the year ended December 31, 2022.  Net cash used in operating activities was $49.2 million for the year ended December 31, 2022, compared to $143.1 million for the year ended December 31, 2021. This decrease of $93.9 million in the year ended December 31, 2022 was primarily due to significantly higher product revenue in the year ended December 31, 2022, following regulatory approval of KIMMTRAK in 2022, partly offset by SG&A expenses from increased investments in our commercial and administrative infrastructure in the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Net cash used in investing activities was $5.4 million, $2.2 million, and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The net cash used in investing activities during all years was primarily related to purchases of property, plant and equipment.

Net cash provided by our financing activities during the year ended December 31, 2023 was $34.3 million as compared to $145.4 million for the year ended December 31, 2022. The decrease of $111.1 million was the result of the net cash proceeds from the PIPE in July 2022 of $139.5 million with no similar proceeds in the year ended December 31, 2023, offset partially by an increase in cash proceeds from the exercise of share options in 2023 relative to 2022. Net cash provided by our financing activities during the year ended December 31, 2022 was $145.4 million, compared to $288.2 million for the year ended December 31, 2021.  The decrease of $142.8 million was the result of net cash proceeds of $286.9 million in connection with our IPO and concurrent private placement in the year ended December 31, 2021 as compared to net cash proceeds from the PIPE of $139.5 million in the year ended December 31, 2022, partially offset by an increase of cash proceeds from the exercise of share options of $8.4 million in the years ended December 31, 2022 as compared to the year ended December 31, 2021.

Future Capital Requirements

Since our inception, we have incurred significant losses due to our substantial R&D and SG&A expenses. We have an accumulated deficit of $744.7 million as of December 31, 2023. We expect to continue to incur significant losses in the foreseeable future and expect our expenses to increase in connection with our ongoing activities, particularly as we continue to commercialize KIMMTRAK in additional territories and continue R&D and clinical activities for our product candidates. In addition, since our initial public offering in February 2021, we have incurred additional costs associated with operating as a public company, which could continue to increase further in future periods.

Our expenses will also increase if, and as, we:

•	pursue further approval and commercialization of KIMMTRAK in additional indications and territories;

•	continue to advance the development of our clinical trials and pre-clinical programs;

•	continue to invest in our soluble TCR platforms to conduct research to identify novel technologies;

•	change or add additional suppliers;

•	add additional infrastructure to our quality control, quality assurance, legal, compliance and other groups to support our operations as we progress product candidates toward commercialization;

•	seek to attract and retain skilled personnel;

•	create additional infrastructure to further support our operations as a public company listed in the United States and our product development and planned future commercialization efforts;

•	seek marketing approvals and reimbursement for our other product candidates;

•	further develop a sales, marketing and distribution infrastructure to further commercialize any products for which we may obtain marketing approval;

•	seek to identify and validate additional product candidates;

•	acquire or in-license other product candidates and technologies;

•	maintain, protect, defend, enforce and expand our intellectual property portfolio; and

•
experience any delays, interruptions or encounter issues with any of the above, including any delays or other impacts as a result of the war in Ukraine, the state of war between Hamas and Israel, global geopolitical tension, supply chain disruptions, worsening macroeconomic conditions, including supply chain disruptions, rising interest rates and inflation, and health epidemics or pandemics.

Since our inception, we have raised funds from sales of equity securities, debt financing, product and pre-product revenue and collaboration agreements. In order to maintain such levels of expenditure and our anticipated expenditure, we expect to raise further funds by exploring debt or equity financing, or potentially further collaborations, in the future. The amount we are able to raise from these options can vary with market conditions, including the impacts of recently worsening macroeconomic conditions such as supply chain disruptions, rising interest rates and volatility in the capital markets, and our longer term strategy as a company is dependent on our ability to successfully raise such funding. Moreover, we have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

We held cash and cash equivalents of $442.6 million as of December 31, 2023.  Based on our current operating plans, we expect that our existing cash and cash equivalents, along with anticipated revenue from KIMMTRAK and the cash proceeds from our February 2024 Notes offering, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Given our need for additional financing to support the long-term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•
the progress, timing, scope and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects and manufacture soluble bispecific TCR product candidates for our ongoing, planned and potential future clinical trials;

•	the time and costs required to perform R&D to identify and characterize new product candidates from our research programs;

•	the time and cost necessary to obtain regulatory authorizations and approvals that may be required by regulatory authorities to execute clinical trials or commercialize our products;

•	the amount of sales and other revenues from KIMMTRAK in the U.S., Europe, and other regions, if approved;

•	our ability to successfully commercialize our other product candidates;

•	our ability to have clinical and commercial products successfully manufactured consistent with FDA, regulations of the EU and other authorities’ regulations;

•
the amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;

•	the sales and marketing costs associated with commercializing our products, if approved, including the cost and timing of building our marketing and sales capabilities;

•	the cost of building, staffing and validating our manufacturing processes, which may include capital expenditure;

•	the terms and timing of any revenue from our existing collaborations;

•	the costs of operating as a public company;

•	the time and cost necessary to respond to technological, regulatory, political and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs, associated with, and terms and timing of, any future any potential acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish; and

•	the inability of clinical sites to enroll patients as healthcare capacities are required to cope with natural disasters, epidemics or other health system emergencies.

A change in the outcome of any of these or other variables with respect to the development of any of our current and future product candidates could significantly change the costs and timing associated with the development and commercialization of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements as well as grant funding. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our shareholders’ ownership interest will be diluted. If we raise additional capital through debt financing, it would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding on favorable terms when needed, we may have to delay, reduce the scope of or terminate one or more of our R&D programs or clinical trials.

Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, financial markets in the United States and worldwide. We are also mindful that conditions in the current macroeconomic environment could affect our ability to achieve our goals. We sell our products in countries that face economic volatility and weakness. Although we have historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate macroeconomic risks to our business.

Contractual Obligations

Leases and manufacturing

As part of our ongoing operations, we have material contractual lease obligations over expected lease terms of several years and expiry dates extending to 2043 primarily for our most significant facilities in the United Kingdom. These obligations and potential obligations could result in payments of up to $61.3 million. The majority of such payments represent longer-term commitments as outlined in the notes to our consolidated financial statements. The lease agreements are cancellable assuming certain conditions are met prior to expiry. We expect to continue to incur expenses for such leases for the foreseeable future. As we continue to grow, launch further products or expand our operations in other countries, we may determine that it is necessary to enter into further lease agreements, which would further increase our cash outflows. Further obligations or commitments in the near term relate to our capital expenditure requirements for the purpose of improving our leased facilities. If we continue to grow, such commitments may become significant in value.

We have a number of existing manufacturing obligations, some of which relate to the manufacture of KIMMTRAK. We have similar obligations related to our earlier stage programs.  These obligations and potential obligations could result in payments of up to $13.1 million, and are expected to increase as we commit to advancing the development of our IMC-F106C program in 2024 and beyond. While we have already incurred costs for commercial launches in the United States, Europe and other territories, additional manufacturing obligations may arise in future in relation to product sales in these territories. We have also entered into third-party agreements relating to marketing and distribution. The majority of such obligations have standard payment terms, and our level of non-cancellable commitments with such parties is not considered material. To meet demand, we may amend or enter into further agreements with CMOs or other parties which could cause our cash requirements to increase. While receipts from the sale of KIMMTRAK or other future products may fund our ongoing manufacturing and sales efforts, there can be no assurance that we will earn such revenues. In the longer term, if we received regulatory approval for our other product candidates, we would expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

In addition to the above obligations, commitments and potential future cash outflows, we enter into a variety of agreements and financial commitments in the normal course of business. The terms generally provide us the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. However, it is not possible to predict the amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement.

Financing obligations

From a financing perspective, we are required to make interest payments, and, from 2026 onward, repayments of principal borrowings under our loan agreement with Pharmakon, until at least 2028. The loan liability as of December 31, 2023 was $48.0 million, and further details regarding this loan facility are provided in the notes to our consolidated financial statements. We have the option to draw down a further $50 million under our agreement with Pharmakon.

Under the terms of our agreement with the Gates Foundation, we are required to develop, manufacture and commercialize soluble TCR bispecific therapeutic candidates targeted to mutually agreed neglected diseases, currently HIV, with the potential to treat people at an affordable price in developing countries. In the event of certain defaults by us under the agreement, the Gates Foundation has the right to sell, or require us to buy-back, any of the shareholdings of us held by the Gates Foundation. In such an event, if within 12 months after such redemption or sale, we experience a change in control at a valuation of more than 150% of the valuation used for the redemption or the sale of the shares, we have agreed to pay the Gates Foundation compensation equal to the excess of what it would have received in such transaction if it still held its shares at the time of such change of control over what it received in the sale or redemption of its shares.

On February 2, 2024, we completed a private offering of $402.5 million aggregate principal amount of the Notes, including the exercise in full of the initial purchasers’ option to purchase up to an additional $52.5 million principal amount of Notes. Our net proceeds from the offering of the Notes were $389.3 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Notes are senior, unsecured obligations of the Company and will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. The Notes will accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024, at a rate of 2.50% per year.

Selected Financial Data – for the quarters ended 2023 under U.S. GAAP (unaudited)

The following table contains selected quarterly unaudited financial information for the year ended December 31, 2023 (in thousands, except per share data). The selected information for each of the quarters reflects our retrospective change due to the conversion from IFRS to U.S. GAAP and includes all normal and recurring adjustments necessary for the fair presentation of our results of operations.

	2023
	March 31	June 30	September 30	December 31
Total revenue	$(54,659)	$59,757	$64,850	$70,162
Cost and operating expenses	$(69,356)	$73,514	$78,994	$87,213
Net (loss)/income	$(19,449)	$(17,014)	$906	$(19,730)
Basic net (loss) / earnings per share	$(0.40)	$(0.35)	$0.02	$(0.40)

Our Key Collaboration Agreements

Genentech Collaboration

In June 2013, we entered into a research collaboration and license agreement, or the 2013 Genentech Agreement, with Genentech, and F. Hoffmann-La Roche Ltd, or Roche, pursuant to which we, along with Genentech and Roche, agreed to collaborate in the development, manufacture and ultimately, commercialization of soluble TCR bispecific therapeutic candidate compounds. Under the 2013 Genentech Agreement, Genentech paid us an initial upfront payment of $20 million in exchange for exclusive licenses to two of our targets, MAGE-A4 and as well as an undisclosed target. The first pre-clinical program nominated under the 2013 Genentech Agreement was target MAGE-A4, which we refer to as our IMC-C103C program.

In February 2023, Genentech accepted our proposal to cease co-funding the development of MAGE-A4 HLA-A02 targeted programs, except for our equal share of the wind-down costs of the IMC-C103C Phase 1 clinical trial. Genentech will acquire an exclusive worldwide license to the MAGE-A4HLA-A02 soluble TCR bispecific therapeutic candidate compounds and will be fully responsible for all further development and commercialization of such candidate compounds, at its expense. We are eligible to receive development and commercial milestone payments plus royalties from Genentech on any sales of MAGE-A4 HLA-A02 targeted products arising under the Genentech Agreement. For more information, please see “Item 1 Business —Our Collaborations and License Agreements—Genentech Collaboration.”

Gadeta Collaboration

In December 2022, we entered into a Collaboration, Option and License Agreement, or the Gadeta Collaboration, with Gadeta B.V., or Gadeta, which was acquired by Clade Therapeutics, or Clade, in October 2023. Under the Gadeta Collaboration, we will collaborate on ‘201 γδ-TCR target discovery, and we will have the option to develop ImmTAC therapies derived from the ‘201 TCR as part of the research collaboration. Following the acquisition of Gadeta by Clade, the rights under the Gadeta Collaboration then were transferred to Ateda Therapeutics, or Ateda. Our rights and obligations under the terms of the Gadeta Collaboration have not altered through this transfer and we have an option for an exclusive license to further research, develop and commercialize an ImmTAC candidate from the Gadeta Collaboration. If we exercised this option, Gadeta could be eligible to receive further payments from us. We have made payments totaling $2.0 million to Gadeta under the Gadeta Collaboration as of December 31, 2023. Any further payments under the Gadeta Collaboration will be due to Ateda.

Critical Accounting Estimates

Our consolidated financial statements as of December 31, 2023 and 2022, and for the years ended 2023, 2022 and 2021 have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make judgements, estimates and assumptions that affect the value of assets and liabilities—as well as contingent assets and liabilities—as reported on the balance sheet date, and revenues and expenses arising during the fiscal year.

The estimates and associated assumptions are based on information available when the consolidated financial statements are prepared, historical experience and various other factors which are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Existing circumstances and assumptions about future developments, however, may change due to market changes or circumstances arising that are beyond our control. Hence, estimates may vary from the actual values.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or the period of revision and future periods if this revision affects both current and future periods.

Expected rebate and chargeback percentage for revenue deductions

Since approval of KIMMTRAK in 2022, we have a short history of actual rebate claims or chargebacks, and such information may have limited predictive value. We use the expected value method to estimate expected rebate and chargeback percentages for revenue deductions, which considers the likelihood of a rebate or chargeback being applicable to sales. The proportion of sales subject to a rebate or chargeback is inherently uncertain and estimates are based on internal assumptions, which may change as we develop more product experience, and third-party data, which we assess for reliability and relevance.

We are subject to state government Medicaid programs and other qualifying federal and state programs in the United States requiring rebates to be paid to participating state and local government entities, depending on the eligibility and circumstances of patients treated with KIMMTRAK after we have sold vials to specialty distributors. We are also subject to chargebacks from its specialty distributors under the 340B program in the United States, whereby qualifying hospitals are entitled to purchase KIMMTRAK at a lower price. For such sales, our specialty distributors charge back the difference between the wholesale acquisition cost and this lower price. Estimating expected rebate and chargeback percentages for revenue deductions is judgmental due to the time delay between the date of the sale to specialty distributors and the subsequent dates on which we are able to determine actual amounts of chargebacks and rebates. We form estimates of 340B chargeback deductions by analyzing sell-through data relating to the hospital mix of onward sales made by specialty distributors. For Medicaid and other rebates, we form estimates based on information obtained from claims received and other industry data, and external health coverage statistics. Judgment is applied to consider the relevance and reliability of information used to make these estimates.

Judgment is also required in determining expected rebate percentages for the amount of net pre-product revenue and product revenue in France. Rebates payable to the Economic Committee for Health Products, or CEPS, under compassionate use, early access and commercial programs are subject to a high degree of estimation uncertainty. Our estimate of these rebates represents the difference between the expected agreed price for the commercial sale of KIMMTRAK in France, which is subject to negotiation, and the initial price of tebentafusp and KIMMTRAK sold under early access and commercial programs until this price is agreed. Analysis of further legislative requirements, sales volumes and the expected benefit of KIMMTRAK to patients in France is also required in the assessment of rebates payable. We apply judgement to assess internal targets, pricing information of other therapies approved for sale in France, information obtained from price negotiations of KIMMTRAK in other countries, and information connected with KIMMTRAK’s safety profile when forming its estimated rebate deduction from revenue. A similar approach is taken across other European markets, with judgements made in line with expected pricing outcomes.

Our total accrued revenue deductions as of December 31, 2023 were $66.7 million, including amounts of $61.7 million for the critical estimates subject to greater estimation uncertainty and judgments described above. These are included within Accrued expenses and other current liabilities and Accrued expenses, non-current in the Consolidated Balance Sheet as of December 31, 2023.

A 20% increase or decrease in estimates of expected rebate and chargeback percentages for amounts payable to governments or government agencies for the critical estimates described above would have resulted in a $12.3 million reduction or increase, respectively, in Total revenue from the sale of therapies reported in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023. We believe our expected values of accruals reported in the Consolidated Balance Sheet are materially appropriate; however, due to the uncertainties and judgements outlined above, it is possible eventual amounts could significantly differ to these estimates. For critical estimates reported at the end of December 31, 2022 where the uncertainty was resolved in the year ended December 31, 2023, actual amounts resulted in the recognition of an additional $2.6 million of revenue in the year ended December 31, 2023, which represented a 10% difference to the amount estimated at December 31, 2022.

Recently Issued and Adopted Accounting Pronouncements

We discuss the effect of recently issued and adopted pronouncements in Note 2 to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate, currency, credit and liquidity risks. Our executive board oversees the management of these risks supported by a financial risk committee that advises on financial risks and the appropriate financial risk governance framework for us. The financial risk committee provides assurance to our executive board that our financial risk activities are governed by appropriate policies and procedures and that financial risks are identified, measured and managed in accordance with our policies and risk objectives. The most significant financial risks to which we are exposed include the risks discussed below.

Interest Rate Risk

Our exposure to changes in interest rates relates to investments in deposits and to changes in the interest for overnight deposits. Changes in the general level of interest rates may lead to an increase or decrease in the fair value of these investments. Following repayment of the loan with Oxford Finance in 2022, under the first tranche of the loan drawn down under the Pharmakon Loan Agreement, we pay a fixed rate of interest.

We are currently not subject to interest rate risks related to any other liabilities shown in the Consolidated Balance Sheets.

Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to fluctuations in value of foreign currency cash and cash equivalent balances held by our main operating subsidiary in the United Kingdom, our operating activities in the United States, and outsourced supplier agreements denominated in currencies other than pound sterling. We minimize foreign currency risk by maintaining cash and cash equivalents of each currency at levels sufficient to meet foreseeable expenditure to the extent practical.

Our cash and cash equivalents were $442.6 million and $402.5 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, 86% of our cash and cash equivalents were held by our U.K. subsidiary, of which 35% were denominated in pounds sterling, 59% were denominated in U.S. dollars and 6% were denominated in euros. The significant remainder of our cash and cash equivalents are held in the United States and denominated in U.S. dollars. Changes in exchange rates had a material impact on U.S. dollar balances held by our main operating subsidiary in the U.K., which resulted in material foreign exchange gains and losses in the Consolidated Statements of Operations and Comprehensive Loss due to the appreciation and depreciation of the subsidiary’s U.S. dollars in pounds sterling terms. Further movements in exchange rates or returns to previous exchange rate levels have caused, and may continue to cause, material fluctuations or equivalent losses in the Consolidated Statements of Operations and Comprehensive Loss.

A five percentage point increase in exchange rates would reduce the carrying value of net financial assets and liabilities held in foreign currencies as of December 31, 2023 by $6.0 million and as of December 31, 2022 by $6.3 million. A five percentage point decrease in exchange rates would increase the carrying value of net financial assets and liabilities held in foreign currencies at December 31, 2023 by $6.0 million and as of December 31, 2022 by $6.3 million.

Credit Risk

We are exposed to credit risk from our operating activities, primarily accounts receivable, and cash and cash equivalents held with banks and financial institutions. Cash and cash equivalents are maintained with high-quality financial institutions in the United Kingdom and United States. We are also potentially subject to concentrations of credit risk in our accounts receivable. Concentrations of credit risk are with respect to accounts receivable owed by a limited number of entities comprising our customer base. Our exposure to credit losses is low, however, owing largely to the credit quality of our distributors, collaboration partners, and other customers, the significant majority of which are considerably larger than us.

We continually monitor our positions with, and the credit quality of, the financial institutions and corporations, which are counterparts to our financial instruments and do not anticipate non-performance. The maximum default risk corresponds to the carrying amount of the financial assets shown in the Consolidated Balance Sheets. We monitor the risk of a liquidity shortage. The main factors considered here are the maturities of financial assets as well as expected cash flows from equity measures.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements required to be filed pursuant to this Item 8 are appended at the end of this Annual Report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Exchange Act Rules 13a-15(f ) and 15d-15(f ) define this as a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Furthermore, projections of any evaluation of the effectiveness of internal controls to future periods may prove invalid due to changes in our circumstances and the risk that compliance with policies, procedures and controls is not sustained.

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2023 based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2023 was effective. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Our independent registered public accountant, Deloitte LLP, who audited the consolidated financial statements as of and for the year ended December 31, 2023 included in this annual report, have audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Deloitte LLP’s report is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Immunocore Holdings plc:

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Immunocore Holdings plc and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in reporting framework.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte LLP

Cambridge, United Kingdom

February 28, 2024

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Insider Trading Arrangements

During the three months ended December 31, 2023, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. If we make any amendment to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions from a provision of the code of ethics, we will disclose the nature of such amendment or waiver on our website to the extent required by the rules and regulations of the SEC. The Code of Business Conduct and Ethics is available on our website at https://ir.immunocore.com/corporate-governance/document-charters. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report and is not incorporated by reference herein.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

		Incorporation by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filing Date
3.1	Articles of Association of Immunocore Holdings plc	20-F	001-39992	1.1	March 25, 2021

4.1	Deposit Agreement	20-F	001-39992	2.2	March 25, 2021

4.2	Form of American Depositary Receipt (included in Exhibit 2.2)	20-F	001-39992	2.3	March 25, 2021

4.3	Description of Registered Securities	20-F	001-39992	2.4	March 25, 2021

10.1	Subscription Agreement between the Registrant and the Bill & Melinda Gates Foundation, dated February 3, 2021	F-1/A	333-252166	4.3	February 3, 2021

10.2†	Research Collaboration and License Agreement, dated as of June 14, 2013, by and among the Registrant, Genentech, Inc. and F. Hoffman-La Roche Ltd, as amended on September 27, 2016	F-1	333-252166	10.5	January 15, 2021

10.3†	License Agreement, dated as of September 27, 2016, between the Registrant and Genentech, Inc.	F-1	333-252166	10.8	January 15, 2021

10.4†	License and Collaboration Agreement, dated as of November 15, 2018, by and among the Registrant, Genentech, Inc. and F. Hoffman-La Roche Ltd.	F-1	333-252166	10.9	January 15, 2021

10.5	Amended and Restated Global Access Commitments Agreement, dated as of March 2, 2020, between the Registrant and the Bill & Melinda Gates Foundation	F-1	333-252166	10.11	January 15, 2021

10.6†	First Amendment to the Amended and Restated Global Access Commitments Agreement, dated as of February 3, 2021, between the Registrant and the Bill & Melinda Gates Foundation	F-1/A	333-252166	10.12	February 3, 2021

10.7	Lease, dated as of March 28, 2017, between the Registrant and MEPC MILTON PARK NO. 1 LIMITED and MEPC MILTON PARK NO. 2 LIMITED, on behalf of MEPC Milton LP	F-1	333-252166	10.13	January 15, 2021

10.8	Lease, dated as of December 28, 2017, between the Registrant and MEPC MILTON PARK NO. 1 LIMITED and MEPC MILTON PARK NO. 2 LIMITED, on behalf of MEPC Milton LP	F-1	333-252166	10.14	January 15, 2021

10.9	Lease, dated as of March 28, 2017, between the Registrant and MEPC MILTON PARK NO. 1 LIMITED and MEPC MILTON PARK NO. 2 LIMITED, on behalf of MEPC Milton LP	F-1	333-252166	10.15	January 15, 2021

10.10†	Assignment and Exclusive License, dated as of January 28, 2015, between the Registrant and Adaptimmune Limited	F-1	333-252166	10.16	January 15, 2021

10.11#	Employment Agreement between the Registrant and Bahija Jallal, Ph.D., dated January 29, 2021	F-1	333-252166	10.18	January 15, 2021

10.12#*	Employment Agreement between the Registrant and Brian Di Donato, dated January 29, 2021

10.13#*	Employment Agreement between the Registrant and David Berman, MD., Ph.D., dated January 29, 2021

10.14#*	Employment Agreement between the Registrant and Tina St Leger, dated August 2, 2021

10.15	Form of Deed of Indemnity between the Registrant and each of its directors	F-1	333-252166	10.1	January 15, 2021

10.16	Form of Deed of Indemnity between the Registrant and each of its executive officers	F-1	333-252166	10.2	January 15, 2021

10.17	Immunocore Holdings plc 2021 Equity Incentive Plan. and Non-Employee Sub Plan to the Immunocore Holdings plc 2021 Equity Incentive Plan	20-F	001-39992	4.20	March 25, 2021

10.18	Registration Rights Agreement, dated July 15, 2022, by and among Immunocore Holdings plc and the investors party thereto	6-K	001-39992	99.2	July 20, 2022

10.19	Sales Agreement, dated as of September 9, 2022, by and between the Company and Jefferies LLC	6-K	001-39992	1.1	September 9, 2022

10.20	Loan Agreement, dated as of November 8, 2022, among Immunocore Limited, as Borrower, the Registrant, certain additional Credit Parties and Guarantors party thereto, BioPharma Credit PLC, as Collateral Agent, and BPCR Limited Partnership and BioPharma Credit Investments V (Master) LP as Lenders	6-K	001-39992	99.4	November 9, 2022

16.1	Letter from KPMG LLP, dated March 1, 2023	20-F	001-39992	16.1	March 1, 2023

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte LLP

23.2*	Consent of KPMG LLP

24.1*	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).

31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Immunocore Holdings plc Incentive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Certain portions of this exhibit (indicated by asterisks) have been redacted in accordance with Regulation S-K, Item 601(b)(10).
#	Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
IMMUNOCORE HOLDINGS PLC

	By:	/s/ Bahija Jallal
Bahija Jallal, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2024

POWER OF ATTORNEY

Each of the undersigned officers and directors of Immunocore Holdings plc, hereby constitutes and appoints Bahija Jallal and Brian Di Donato, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on February 28, 2024 on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE	DATE

/s/ Bahija Jallal, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Bahija Jallal, Ph.D.

/s/ Brian Di Donato	Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Brian Di Donato

/s/ John Goll	SVP, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
John Goll

/s/ Professor Sir John Bell	Chairman of the Board of Directors	February 28, 2024
Professor Sir John Bell

/s/ Travis Coy	Director	February 28, 2024
Travis Coy

/s/ Roy S. Herbst, M.D., Ph.D.	Director	February 28, 2024
Roy S. Herbst, M.D., Ph.D.

/s/ Siddharth Kaul	Director	February 28, 2024
Siddharth Kaul

/s/ Robert Perez	Director	February 28, 2024
Robert Perez

/s/ Kristine Peterson	Director	February 28, 2024
Kristine Peterson

/s/ Professor Sir Peter Ratcliffe	Director	February 28, 2024
Professor Sir Peter Ratcliffe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Immunocore Holdings plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Immunocore Holdings plc and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Reporting Framework

As discussed in Note 1 to the financial statements, the Company has changed its reporting framework from International Financial Reporting Standards as issued by the International Accounting Standards Board to accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product revenue, net – Deductions for government rebates — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

As more fully disclosed in the Significant Accounting Policies note to the financial statements, the Company recognizes revenue for product sales at the net sales price, which includes deductions for which reserves are established. These deductions include rebates, chargebacks, levies, other customer fees and product returns.

Government rebates are provided to Medicare, state Medicaid programs and similar programs in Europe. Management is required to make significant assumptions and judgments to estimate the government rebate claims related to sales in the respective geographies. These assumptions and judgements include:

(1)	pricing in geographies where negotiations are ongoing with the respective governments;
(2)	amounts where the government has the potential to clawback additional costs based on volume of sales, government budgets or through renegotiation of pricing; and
(3)	future claims yet to be received, related to products sold in the reporting period.

These estimates include consideration of internal forecasts of the patient and distributor mix, information obtained from historic claims received and other industry data, and external health coverage statistics.

We identified the deductions for government rebates as a critical audit matter given the complexity involved in determining the significant assumptions and judgments used in estimating the anticipated government rebate claims, which in turn led to a high degree of auditor professional judgment and increased extent of audit effort in auditing such estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the government rebates, included the following, among others:

- We tested the effectiveness of controls over management’s processes to account for the deductions associated with government rebates, including controls over determining the underlying assumptions and key inputs into the Company’s process to calculate government rebate adjustment.

- We inspected contractual documents and communications to government agencies and third party advisors associated with the government rebates, and evaluated the consistency of the estimation methodology with the Company’s obligations under such contractual documents and communications.

- We tested the mathematical accuracy of the Company’s calculation of the estimates for government rebates.

- We evaluated whether the accounting treatment for the anticipated government rebate claims is consistent with the relevant accounting standard, ASC 606 Revenue Recognition.

- We performed the following procedures to evaluate the significant assumptions and judgments used by management to estimate the government rebate claims:

(i)	performing stress tests over certain assumptions and subjective inputs for the government rebates to evaluate the impact on the estimate;
(ii)	developing a range of independent estimates by using a combination of internal data, third-party data, and pricing experts and comparing this range to the estimate utilized by management; and
(iii)
performing lookback analyses by comparing amounts invoiced to and paid by the Company to corresponding rebates by the Company and evaluated whether forecast assumption had been appropriately updated where actual rebate claims differed to the amount accrued.

/s/ Deloitte LLP
Cambridge, United Kingdom
February 28, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Immunocore Holdings plc

Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Balance Sheet of Immunocore Holdings plc and subsidiaries (the Company) as of December 31, 2022, the related Consolidated Statements of Operations and Comprehensive Loss, shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2009 to 2023

London, United Kingdom
February 28, 2024

Immunocore Holdings Plc
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$442,626	$402,472
Accounts receivable, net	52,093	33,584
Prepaid expenses and other current assets	29,600	37,229
Inventory, net	4,501	692
Total current assets	528,820	473,977
Property and equipment, net	9,215	7,833
Operating lease right of use assets, net	33,520	30,944
Deferred tax assets, net	10,973	5,121
Other non-current assets	14,473	8,887
Total assets	$597,001	$526,762
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$17,798	$14,450
Accrued expenses and other current liabilities	119,835	76,747
Deferred revenue, current	—	7,756
Operating lease liabilities, current	1,388	1,882
Total current liabilities	139,021	100,835
Accrued expenses, non-current	978	2,215
Deferred revenue, non-current	5,515	5,242
Operating lease liabilities, non-current	34,633	31,760
Interest-bearing loans and borrowings	48,011	47,807
Total liabilities	228,158	187,859

Shareholders’ equity
Ordinary shares (voting and non-voting), £0.002 par value, most recent authority to allot up to a maximum nominal value of £109,335 shares as of December 31, 2023 and 2022, 49,725,649 and 48,088,346 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	134	129
Deferred shares, £0.0001 par value, 5,793,501 shares authorized, issued and outstanding as of December 31, 2023 and 2022.	1	1
Additional paid-in capital	1,149,643	1,082,833
Accumulated deficit	(744,674)	(689,387)
Accumulated other comprehensive loss	(36,261)	(54,673)
Total shareholders’ equity	368,843	338,903
Total liabilities and shareholders’ equity	$597,001	$526,762

The accompanying notes form an integral part of these consolidated financial statements.

Immunocore Holdings Plc
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Product revenue, net	$238,735	$130,013	$—
Pre-product revenue, net	—	10,674	4,078
Total revenue from sale of therapies	238,735	140,687	4,078
Collaboration revenue	10,693	33,674	32,406
Total revenue	249,428	174,361	36,484
Cost and operating expenses:
Cost of product revenue	(1,037)	(1,089)	—
Research and development expense	(163,545)	(101,921)	(100,248)
Selling, general and administrative expense	(144,495)	(123,059)	(110,823)
Loss from operations	(59,649)	(51,708)	(174,587)
Other (expense) income:
Interest income	17,986	3,756	65
Interest expense	(5,154)	(5,409)	(5,573)
Foreign currency (loss) gain	(13,176)	14,157	289
Other expense, net	(897)	(1,679)	(73)
Net loss before income taxes	(60,890)	(40,883)	(179,879)
Income tax credit (expense)	5,603	(11,660)	(150)
Net loss	$(55,287)	$(52,543)	$(180,029)
Other comprehensive income (loss):
Exchange differences on translation of foreign operations	18,412	(24,358)	(254)
Total comprehensive loss	(36,875)	(76,901)	(180,283)

Basic and diluted net loss per share	$(1.13)	$(1.15)	$(4.24)
Basic and diluted weighted-average number of shares outstanding	48,888,975	45,714,923	42,488,579

The accompanying notes form an integral part of these consolidated financial statements.

Immunocore Holdings Plc
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
At January 1, 2021	31,782,885	$86	5,793,501	$1	$563,698	$(456,815)	$(30,061)	$76,909
Net loss	—	—	—	—	—	(180,029)	—	(180,029)
Other comprehensive loss	—	—	—	—	—	—	(254)	(254)
Issuance of ordinary share, net	12,003,203	32	—	—	286,855	—	—	286,887
Exercise of share options	76,762	—	—	—	1,298	—	—	1,298
Share-based compensation expense	—	—	—	—	48,894	—	—	48,894
At December 31, 2021	43,862,850	$118	5,793,501	$1	$900,745	$(636,844)	$(30,315)	$233,705
Net loss	—	—	—	—	—	(52,543)	—	(52,543)
Other comprehensive loss	—	—	—	—	—	—	(24,358)	(24,358)
Issuance of ordinary share, net	3,733,333	10	—	—	139,505	—	—	139,515
Exercise of share options	492,163	1	—	—	9,695	—	—	9,696
Share-based compensation expense	—	—	—	—	32,888	—	—	32,888
At December 31, 2022	48,088,346	$129	5,793,501	$1	$1,082,833	$(689,387)	$(54,673)	$338,903
Net loss	—	—	—	—	—	(55,287)	—	(55,287)
Other comprehensive income	—	—	—	—	—	—	18,412	18,412
Exercise of share options	1,637,303	5	—	—	34,341	—	—	34,346
Share-based compensation expense	—	—	—	—	32,469	—	—	32,469
At December 31, 2023	49,725,649	$134	5,793,501	$1	$1,149,643	$(744,674)	$(36,261)	$368,843

The accompanying notes form an integral part of these consolidated financial statements.

Immunocore Holdings Plc
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(55,287)	$(52,543)	$(180,029)
Adjustments for:
Share-based compensation expense	32,469	32,888	48,894
Depreciation	4,090	5,335	7,591
Unrealized foreign exchange losses (gains)	13,827	(14,482)	99
Loss on loan extinguishment	—	1,686	—
Non-cash lease expense	1,647	2,076	2,076
Other	412	(4)	222
Changes in assets and liabilities:
Increase in accounts receivable	(17,871)	(26,264)	(4,863)
Decrease (increase) in prepayments and other current assets	8,544	(14,694)	1,350
Increase in accounts payable	2,625	4,913	1,474
Increase in accrued expenses	39,088	41,757	10,681
Decrease in deferred revenue	(8,013)	(25,504)	(29,072)
Decrease in operating lease liabilities	(2,226)	(1,782)	(2,013)
(Increase) decrease in other operating assets	(15,012)	(4,729)	361
(Decrease) increase in other operating liabilities	(1,353)	2,138	123
Net cash provided by (used in) operating activities	2,940	(49,209)	(143,106)
Cash flows from investing activities
Proceeds from sale of property, plant and equipment	—	6	106
Purchase of property, plant and equipment	(5,425)	(2,203)	(1,386)
Net cash used in investing activities	(5,425)	(2,197)	(1,280)
Cash flows from financing activities
Proceeds from issue of ordinary shares, net	—	139,515	286,887
Exercise of share options	34,346	9,696	1,298
Loan repayments	—	(50,000)	—
Debt prepayments and extinguishments	—	(2,000)	—
Non-current interest-bearing loan received	—	50,000	—
Debt issuance payments	—	(1,769)	—
Net cash provided by financing activities	34,346	145,442	288,185
Increase in net cash and cash equivalents	31,861	94,036	143,799
Net foreign exchange difference on cash held	8,293	(12,646)	625
Cash and cash equivalents at beginning of year	402,472	321,082	176,658
Cash and cash equivalents at end of year	$442,626	$402,472	$321,082
Supplemental cash flow information
Cash received (paid) for interest, net	$5,674	$(4,482)	$(5,708)
Cash received (paid) for income taxes, net	$(977)	$(765)	$17,044

The accompanying notes form an integral part of these consolidated financial statements.

Immunocore Holdings Plc
Consolidated Notes to the Financial Statements

1. Description of Business

Immunocore Holdings plc (collectively with its subsidiaries, the “Company”) is a public limited company incorporated in England and Wales and has the following wholly owned subsidiaries: Immunocore Limited, Immunocore LLC, Immunocore Commercial LLC, Immunocore Ireland Limited, Immunocore GmbH, and Immunocore Nominees Limited with operations based primarily in the U.K. and U.S. The Company is pioneering the development and sale of a novel class of TCR bispecific immunotherapies called ImmTAX – Immune mobilizing monoclonal TCRs Against X disease – designed to treat a broad range of diseases, including cancer, infectious and autoimmune diseases. Leveraging its proprietary, flexible, off-the-shelf ImmTAX platform, the Company is developing a pipeline in multiple therapeutic areas, including five clinical stage programs in oncology and infectious disease, advanced pre-clinical programs in autoimmune disease and multiple earlier pre-clinical programs.

In January and April 2022, the Company received approval from the U.S. Food and Drug Administration, or FDA, and European Commission EC, respectively, for its lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma and has subsequently received approvals in further territories, and the Company continues to launch and seek approvals in additional territories. KIMMTRAK is now approved in over 30 countries and the Company has commercially launched the product in the United States, Germany and France, among other territories.

The Company’s American Depositary Shares, or ADS, began trading on the Nasdaq Global Select Market under the ticker symbol “IMCR” on February 5, 2021, following its initial public offering, or IPO. The IPO and concurrent private placement generated net proceeds of $286.9 million after underwriting discounts, commissions and directly attributable offering expenses. In July 2022, the Company issued and sold a total of 3,733,333 ADSs and non-voting ordinary shares to certain institutional accredited investors and existing shareholders as a private investment in public entity, or PIPE, pursuant to a securities purchase agreement with such investors, generating net proceeds of $139.5 million.

Prior to completion of the IPO, Immunocore Holdings Limited was incorporated in England and Wales on January 7, 2021. Effective immediately prior to completion of the IPO, the Company re-organized its share capital whereby all of the outstanding series A preferred shares, series B preferred shares and series C preferred shares were re-designated as ordinary shares of the Company on a one for one basis. Following a subsequent corporate reorganization, Immunocore Holdings Limited became the ultimate parent company for the Company and was re-registered as a public limited company with the name Immunocore Holdings plc, the registrant. The corporate reorganization was accounted for as a business combination under common control and therefore, Immunocore Holdings plc is a continuation of Immunocore Limited and its subsidiaries. The corporate reorganization, further outlined below in Note 9 “Shareholders’ Equity”, was given retrospective effect in the financial statements..

2. Summary of Significant Accounting Policies

Basis of Presentation

Historically, the Company qualified as a foreign private issuer and prepared its consolidated financial statements in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB). Effective January 1, 2024, the Company no longer qualifies as a foreign private issuer as defined in Rule 405 of Regulation C under the Securities Act and Rule 3b-4 under the Exchange Act and therefore has become a domestic filer and must file this Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and in accordance with  accounting principles generally accepted in the U.S (U.S. GAAP). The Company’s consolidated financial statements were prepared in accordance with U.S. GAAP retrospectively for the fiscal years ended December 31, 2023, 2022, and 2021 and include the financial results of all wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation and the consolidated financial statements are presented in U.S. dollars.

Significant Accounting Policies

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions. These judgments, estimates and assumptions affect the reported assets and liabilities as well as income and expenses in the financial period.

The estimates and associated assumptions are based on information available when the consolidated financial statements are prepared, historical experience and various other factors which are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Existing circumstances and assumptions about future developments, however, may change due to market changes or circumstances arising that are beyond the Company’s control.  Actual results could differ from those estimates. Estimates are primarily made in relation to revenue recognition, estimation of operating lease incremental borrowing rates, share-based compensation expense, clinical accruals, and deferred tax asset valuation allowances.

Segment reporting

The Company operates in one operating segment: immunotherapies. We generate our revenue from two streams, collaboration revenue and revenue from the sale of therapies. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (CODM), the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM evaluates financial performance and allocates resources using financial information reported on a company-wide basis.

Foreign currencies

The reporting currency of the Company is U.S. dollars. The functional currency of the Company’s ultimate parent and each subsidiary is based on the currency of the economic environment in which they operate. Assets and liabilities of each subsidiary with a functional currency that differs to the Company’s ultimate parent are translated into sterling and consolidated. The consolidated balances are then converted into U.S. dollars at period-end exchange rates. Revenues and expenses are translated into sterling, and then reported in U.S. dollars using average exchange rates for each reporting period. Translation adjustments are reflected as accumulated other comprehensive (loss) income.

Revenues

Pursuant to Accounting Standards Codification, ASC, Topic 606, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for agreements, the Company performs the following five steps: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

At contract inception, the Company identifies the goods or services promised within each contract, assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

Product revenue, net

Product revenue, net, relates to the sale of KIMMTRAK following marketing approval. The Company recognizes revenue at the point in time that control transfers to a customer, which is typically on delivery. The Company also operates under consignment arrangements where control passes when the Company’s distributors take KIMMTRAK out of consignment inventory. The amount of revenue recognized under its arrangements reflects the consideration to which the Company expects to be entitled, net of estimated deductions for rebates, chargebacks, levies, other customer fees and product returns. Estimated revenue deductions are updated at the end of each reporting period using the latest available data. The Company considers whether any part of amounts expected to be received should be constrained to ensure that it is probable that a significant reversal in the cumulative revenue recognized will not occur.

Rebates: Rebates consist of Medicaid and other governmental rebates in the U.S. and other similar programs in Europe. These reserves are recorded as a reduction to revenue in the same period the related revenue is recognized. The Company currently estimates based on internal forecasts of the patient mix, information obtained from claims received and other industry data, and external health coverage statistics.

Chargebacks: Chargebacks for discounts represent the Company’s estimated obligations resulting from contractual commitments for specialty distributors to sell KIMMTRAK to qualifying hospitals at a lower price. For such sales, the specialty distributors charge back the difference between the wholesale acquisition cost and this lower price. The Company estimates chargeback deductions by analyzing sell-through data relating to the hospital mix of onward sales made by specialty distributors.

Product returns: The Company estimates the amount of its product sales that may be returned by its customers and records this in the period the related product revenue is recognized. The Company bases product return liabilities on quantitative information provided by the Company’s distributors.

The Company’s main customers in the United States and Europe are its distributors. These distributors are invoiced at contractual list prices with standard payment terms typically between one and two months. When the Company has the right to offset chargebacks against accounts receivable and the parties have agreed to settle the payments net, chargebacks are recorded as a reduction in accounts receivable. Other chargebacks, rebates and deductions are recognized in Accrued expenses and other current liabilities and Accrued expenses, non-current in the Consolidated Balance Sheets.

In certain countries, the Company’s customers are hospitals and healthcare providers, where KIMMTRAK is sold through an agent acting on the Company’s behalf. Product revenue also includes amounts for partnered revenue, which is recognised on delivery and transfer of title to Medison Pharma Ltd, or Medison, the Company’s exclusive distributor in certain countries outside the U.S.

Pre-product revenue, net

Pre-product revenue, net, relates to the sale of tebentafusp under a compassionate use and an early access program in France up to September 2022. These programs provided patients with access to tebentafusp before KIMMTRAK became available as a marketed product in France. Pre-product revenue is recognized on delivery of tebentafusp to healthcare providers, which is the point in time when control is transferred. Such revenue is recognized net and represents the prices set by the Company that are expected to be retained after estimated deductions and to the extent that it is probable that a significant reversal of revenue will not occur. These variable estimated deductions include both an estimate of government rebates and levies payable, and an estimate of returns in the case of expiry, damage or other instances. The total rebate payable by the Company is dependent on the outcome of price negotiations with the French government, and the Company makes an estimate of these amounts payable each reporting period based on available pricing information and the applicable regulations.

The estimates for rebates and returns deducted from pre-product revenue are recorded in the period the related pre-product revenue is recognized and are classified under Accrued expenses and other current liabilities and Accrued expenses, non-current in the Consolidated Balance Sheets. Costs of pre-product revenue are expensed when incurred and include costs associated with previous manufacturing of tebentafusp and other third-party selling expenses. Previous manufacturing costs were recognized in research and development (R&D) expenses at the time, and third-party selling expenses are recognized within Selling and administrative expenses.

Collaboration revenue

We analyze our collaboration agreements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, we assess whether aspects of the arrangement between us and the collaboration partner are within the scope of other accounting literature. If we conclude that some or all aspects of the arrangement represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). If we conclude that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, we recognize our share of the allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If we conclude a counterparty to a transaction is not a customer or otherwise not within the scope of ASC 606 or ASC 808, we consider the guidance in other accounting literature as applicable or by analogy to account for such transaction. We determine the units of account within the Collaboration Agreement utilizing the guidance in ASC 606 to determine which promised goods or services are distinct. In order for a promised good or service to be considered “distinct” under ASC 606, the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract). The Company has concluded that it has customer relationships with its collaborators and therefore, the Company follows the guidance in ASC Topic 606, Revenue from Contracts with Customers.

Under ASC 606, the Company determines whether milestones or other variable consideration should be included in the transaction price, whether performance obligations are satisfied at a point in time or over time, and the appropriate method of measuring progress for the purposes of revenue recognition for performance obligations satisfied over time.

Under each of its collaboration agreements, the Company granted rights to technology with respect to the development of specified targets and the commercialization of future product candidates for such targets defined in the respective agreements. In addition, the Company was required to perform R&D services, participate on a joint steering committee and the agreements also provided parties with the option to obtain exclusive rights to the associated intellectual property license. The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). The Company determined that these promises represented specialized, combined performance obligations, which were satisfied over time and deemed fully satisfied on completion of the development services for the specified period and when the collaborator is contractually entitled to benefit from the exclusive rights to the associated intellectual property license either through the collaborator exercising an option to do so or at the Company’s election. Further, the Company determined that their collaborators cannot benefit from the associated intellectual property licenses separately from the R&D activities and participation on the joint steering committee because these services are specialized and rely on the Company’s expertise such that these activities are highly interrelated and therefore not distinct.

The Company estimates the transaction price based on the amount it expects to be entitled to for transferring the promised goods or services in the contract. The consideration may include fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payment and the likelihood that the underlying constraint will be released. Under certain of the Company’s collaboration agreements, development milestones and reimbursements of research and development costs incurred either in excess of a defined amount, or in accordance with a cost sharing agreement are considered variable consideration.Variable consideration may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

Revenue is recognized as the programs progress through stages of R&D using an estimate of percentage completion which takes into consideration the estimated timelines required to satisfy the performance obligation and the time taken since program nomination. The determination of the percentage of completion requires the estimation of when the performance obligation will be completed, based on the latest project plan and discussions with project teams and will consider progress achieved to date, historical experience on similar programs and other internal factors as may be available.

The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate is recognized as an adjustment to revenue in the period in which the change in estimate occurs.

The Company’s collaboration revenue arrangements have standard payment terms and do not contain a significant financing component.

Deferred revenue

The Company’s deferred revenue as of December 31, 2023 and 2022 is related to the collaboration agreements further outlined below in Note 3. “Revenue.” Following termination of its collaborations with GSK and Eli Lilly, and the agreement with Genentech in 2023 to close the IMC-C103C trial, the Company currently expects no further revenue or deferred revenue from its collaborations.

The Company has a revenue partnership with Medison relating to the supply and distribution of KIMMTRAK and is classified within Product revenue in accordance with ASC 606. The Company’s deferred product revenue relates to a non-refundable upfront receipt from Medison under an amended agreement entered into in November 2022. The Company determined that this receipt relates to the distribution of KIMMTRAK in South America and assessed the Company has a single performance obligation to provide KIMMTRAK to Medison for onward sale under exclusive distribution license. The deferred revenue is expected to be released with the sale of products following regulatory approval in the territory.

Accounts receivable

Accounts receivable includes amounts invoiced or contractually accrued where only the passage of time is required before payment is received under the Company’s revenue arrangements. Such receivables principally relate to KIMMTRAK sales. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses at the end of December 31, 2023 and 2022 were immaterial.

Inventory

Inventory includes KIMMTRAK manufactured for commercial sale, items in the process of being manufactured for sale, and materials to be used in the manufacturing process for such sale. The principal costs in manufacturing the Company’s inventory are raw materials, external manufacturing costs, and other costs incurred in bringing inventory to its location and condition prior to sale.

Inventory is recorded at weighted average cost and presented as an asset in the Consolidated Balance Sheets at the lower of cost and net realizable value. The Company assesses whether an expense should be recognized as a result of writing down inventory values at each reporting period for excess inventory at risk of expiry. Such expenses are recorded as a component of Cost of product revenue in the Consolidated Statements of Operations and Comprehensive Loss in the period during which they are first identified.

The Company records inventory costs for potential products within R&D expenses until regulatory approval is considered probable, after which the Company capitalizes subsequent costs related to the production of inventories. Certain inventory can be used for clinical purposes or for commercial products, and the Company records such items within R&D expenses at the point that the vials are assigned for clinical use.

Cost of product revenue

Cost of product revenue represents production costs including raw materials, external manufacturing costs, and other costs incurred in bringing inventory to its location and condition prior to sale. Overheads and internal costs of product revenue are minimal under our manufacturing arrangements. Cost of product revenue may also include write-off costs and provisions related to excess or obsolete inventory.

Research and development (R&D) expense

R&D costs are expensed as incurred and include (i) employee-related expenses, including salaries, benefits, travel and share-based compensation expense for employees engaged in R&D functions; (ii) external R&D expenses incurred under arrangements with third parties, such as contract research organization (CRO) agreements, investigational sites and consultants; (iii) the cost of acquiring, developing and manufacturing clinical study materials, including the cost of consultants and contract manufacturing organization (CMOs); (iv) costs associated with preclinical and clinical activities and regulatory operations; (v) costs incurred in development of intellectual property, (vi) and depreciation and R&D facilities costs.

The Company estimates accrued expenses at each balance sheet date based on facts and circumstances known at that time. These estimates are based on reviews of open contracts, reports provided by the CROs and internal reviews to estimate the level of service performed and the associated cost incurred for those services when the Company has not yet been invoiced or otherwise notified of the actual cost. In accruing clinical trial expenses, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate made, the expense is adjusted accordingly. Where payments made to CROs or other parties exceed the level of services provided, a prepayment is recorded in the Consolidated Balance Sheets.

Share-based compensation

The Company operates equity-settled, share-based compensation plans whereby employees and directors are granted options to purchase shares in the Company. The fair value of grants is expensed over the vesting period, which is the period in which the services are received. The majority of the Company’s awards have graded vesting schedules, and the expense for these options is recognized over the requisite service period for each separately vesting portion as if the grant of options, in substance, represented multiple awards. The grant date fair value of options is calculated using the Black Scholes valuation model.

Estimation of fair value requires judgement, including assumptions about the expected term of share-based options and expected volatility, which are used to determine the fair value of the Company’s options granted. The expected term is based on the Company’s assessment of the period within which participants are expected to exercise options, which requires consideration of employee groups, expected employee service, and other internal factors, and the degree to which these are expected to shorten the term of options in comparison to contractual expiry dates. Estimated expected volatility is based on a combination of the Company’s share price volatility since its IPO and the historical data of a group of comparator companies. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the awards is indicative of future trends, which may not necessarily be the actual outcome.

The Company does not assume dividend payments for the purposes of estimating fair value and uses a zero-coupon U.S. Treasury yield curve applicable for the period of the expected term to form an estimate of the risk-free rate.

Forfeitures expected to occur are estimated considering both market and company-specific data and the available internal information at the end of each reporting period.

Income tax

Income tax includes components of current and deferred tax and is recognized in the Consolidated Statements of Operations and Comprehensive Loss.

Current tax is the expected tax payable or receivable on the taxable income or loss for the current or prior periods using tax rates enacted at the balance sheet date.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates and for operating loss and tax credit carryforwards. A valuation allowance reduces deferred tax assets in the Consolidated Balance Sheets to reflect the amount that is more likely than not to be realized. The Company evaluates the realizability of its deferred tax assets at each reporting period and adjusts the valuation allowance accordingly, considering income forecasts, availability of carrybacks, taxable temporary differences and other factors affecting the realization of deferred tax assets.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2023 and 2022, the Company has not recorded any provision for uncertain tax positions.

Changes in the Company’s estimate of income tax positions relating to the more-likely-than-not threshold are recognized in the first subsequent period following the threshold being met or ceasing to be met.

R&D expenditure credits

The Company receives R&D expenditure credits to compensate for its research activities, which are recognized when it is more likely than not the Company will meet the terms for receiving and realizing the benefit of the credits. Recognition is on a systematic basis over the periods in which the Company recognizes costs for which the credits are intended to compensate (i.e. qualified expenses).

The Company benefits in the United Kingdom from His Majesty’s Revenue & Customs (“HMRC”) R&D expenditure (“RDEC”), which provides relief against U.K. corporation tax. Based on criteria established by HMRC a portion of the Company’s expenditures incurred on R&D activities are eligible for RDEC relief.  The Company recognizes the benefit as a reduction of the related expenses included in R&D costs on the Consolidated Statements of Operations and Comprehensive Loss.  Historically, the Company satisfied the definition of a Small and Medium-sized Enterprise (“SME”) and was able to surrender some of its U.K. tax losses for a cash rebate of up to 33.35% of expenditures related to eligible R&D projects. The Company exceeded the size limit thresholds and no longer qualifies for tax relief under the U.K. SME R&D regime in 2023.

Leases

The Company assesses whether contracts represent or contain leases at inception by determining whether the Company has the right to use, or control the use of, an identified asset from which it can obtain substantially all the economic benefits for a defined period.

The Company leases its corporate headquarters in the United Kingdom, where its facilities contain R&D, laboratory and office space of approximately 123,000 square feet. In addition, the Company leases approximately 20,000 square feet of office space in the United States, and small offices in Ireland and Switzerland. The leases in the United Kingdom expire between 2037 and 2043. Estimates of the term consider non-cancellable periods and include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating lease right-of-use assets and liabilities are recognized at the lease commencement date. Right-of-use assets are initially measured at cost, representing the initial amount of the lease liability and any initial direct costs incurred, with a reduction for any lease incentives received. Lease liabilities are initially measured at the present value of the lease payments.

Since the rate implicit in leases is not readily determinable, the Company uses available information to determine its incremental borrowing rates, which represent the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.

Fixed lease components include rental payments at inception and termination costs for leases not reasonably certain of extension. Such components are accounted for as part of the right-of-use assets and lease liabilities and recognized on a straight-line basis over the lease term. Variable lease components include subsequent indexation-related rental increases. If such variable components do not coincide with a remeasurement of the lease term, the additional costs are recorded as a variable component of the lease expense in the Consolidated Statements of Operations and Comprehensive Loss as incurred. Non-lease components such as maintenance costs and service charges are separated from lease components and recognized separately in the Consolidated Statements of Operations and Comprehensive Loss.

Operating lease costs are allocated to R&D and Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. The related lease cash flows are categorized under Net cash used in operating activities in the Consolidated Statements of Cash Flows. The Company elects not to recognize right-of-use assets and lease liabilities for short-term leases with a term of 12 months or less containing no repurchase options reasonably certain of exercise, and the expense for these short-term leases is immaterial. The Company does not have financing leases.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation and impairment losses. The Company expenses repairs and maintenance related to property and equipment in the Consolidated Statements of Operations and Comprehensive Loss when the costs are incurred.

Depreciation is charged to the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the estimated useful lives of assets as follows:

•	Leasehold improvements	-	shorter of expected lease term and useful life of the asset
•	Laboratory equipment	-	3 to 5 years
•	Office equipment and other assets	-	3 to 5 years

Impairment of long-lived assets

The Company periodically assesses whether circumstances indicate that the estimated remaining useful life of its long-lived assets should be changed or that the carrying value of such assets may be impaired. The Company did not identify any such circumstances or recognize any impairment charges for the years ended December 31, 2023, 2022 and 2021.

Cash and cash equivalents

Cash and cash equivalents comprise cash balances and short-term money market funds with an original maturity of less than three months. Money market funds are presented at fair value in the Consolidated Balance Sheets.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents and deposits held with banks and financial institutions. Cash, cash equivalents and deposits are maintained with high-quality financial institutions in Europe and the United States.  The Company has not experienced any credit losses with such institutions and has incurred an immaterial amount of losses in relation to its accounts receivable from customers The Company has no financial instruments with off-balance sheet risk of loss. As of December 31, 2023 and 2022, the amounts of expected credit losses recognized in the Consolidated Balance Sheets were not material.

Interest-bearing loans and borrowings

The Company offsets issuance costs against the initial value of the debt on the Company’s Consolidated Balance Sheets and amortizes the costs over the loan term using the effective interest method. Such costs are recognized under Interest expense in the Consolidated Statements of Operations and Comprehensive Loss and under Accrued expenses on the Consolidated Balance Sheets.

Fair value measurements

Where financial and non-financial assets and liabilities are measured at fair value, the Company uses appropriate valuation techniques for which sufficient data are available to measure fair value, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs.

Fair values are categorized into different levels in a fair value hierarchy based on the inputs used in the valuation techniques as follows:

•	Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices).

•	Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs), and that are significant to the fair value of the assets or liabilities.

As of December 31, 2023 and 2022, the Company held $331.0 million and $191.9 million, respectively, of money market funds required to be measured at fair value on a recurring basis. The fair value of these cash equivalents is based on quoted prices from active markets (Level 1 inputs). The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period during which the changes have occurred. There were no transfers between levels of fair value hierarchy in the years ended December 31, 2023 and 2022. Other financial instruments, although not recorded at fair value on a recurring basis, include cash, accounts receivable, accounts payable and debt obligations.

The fair value of borrowings under the Pharmakon Loan Agreement (disclosed in Note 7. “Non-current interest-bearing loans and borrowings”) were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of debt instruments. After initial recognition, borrowings are measured at amortized cost using the effective interest method.

Net loss per share

Basic and diluted net loss per share is calculated by dividing the net loss for the period by the weighted average number of ordinary shares outstanding during the period. The dilutive effect of potential ordinary shares through share options are considered to be anti-dilutive as they would decrease the net loss per share and are therefore excluded from the calculation of diluted net loss per share.

Recently issued and recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU modified the disclosure and presentation requirements primarily through enhanced disclosures of significant segment expenses and clarified that single reportable segment entities must apply Topic 280 in its entirety. This guidance is effective for the Company for the year beginning January 1, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statement. We are currently assessing the impact of this guidance on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for the year beginning January 1, 2025, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application permitted. We are currently assessing the impact of this guidance on our disclosures.

3. Revenue

Revenue from sale of therapies (in thousands)	2023	2022	2021
Product revenue	$238,735	$130,013	$—
Pre-product revenue	—	10,674	4,078
Total revenue from sale of therapies	238,735	140,687	4,078
Collaboration revenue
GSK	—	—	8,385
Eli Lilly	—	9,205	—
Genentech	10,693	24,469	24,021
Total collaboration revenue	10,693	33,674	32,406
Total revenue	$249,428	$174,361	$36,484

Product revenue, net

During the year ended December 31, 2023, the Company recognized $238.7 million (2022: $130 million) of net product revenue relating to the sale of KIMMTRAK primarily in the United States and Europe after estimated deductions for rebates, chargebacks, other customer fees and returns, which are recognized in Accrued expenses and other current liabilities as set out in the Company’s accounting policies.

Pre-product revenue, net

There was no pre-product revenue during the year ended December 31, 2023, following the transition to the commercial sale of KIMMTRAK in France in the second half of 2022. During the year ended December 31, 2022 and 2021, the Company recognized $10.7 million and $4.1 million of net pre-product revenue, respectively, relating to the sale of tebentafusp under compassionate use and early access programs in France after estimated deductions for rebates and returns, which are recognized in Accrued expenses and other current liabilities as set out in the Company’s accounting policies.

The Company recognized revenues from four customers accounting for 29%, 26%, 17% and 16% of the Company’s total revenue from the sale of therapies for the year ended December 31, 2023, five customers accounting for 26%, 25%, 17%, 17% and 12% of the Company’s total revenue from the sale of therapies for the year ended December 31, 2022, and one customer accounted for all revenue from the sale of therapies for the year ended December 31, 2021.

Net product revenue from the sale of KIMMTRAK, and net pre-product revenue are presented by country / region based on the location of the end customer below (in thousands).

	2023	2022	2021
United States	$169,791	$96,893	$—
Europe	67,628	42,745	4,078
International	1,316	1,049	—
Total revenue from sale of therapies	$238,735	$140,687	$4,078

Net product revenue for the year ended December 31, 2023 includes $3.6 million (2022: $1.9 million, 2021: none) of partnered revenue under our agreement with Medison, split between our European and international markets.

Of the Company’s collaboration customers, Eli Lilly and Genentech are based in the United States. GSK is based in the United Kingdom. The revenue for Genentech represented more than 10% of the Company’s total revenue during 2022. During 2021, the revenue for GSK and Genentech represented more than 10% of the Company’s total revenue.

Accounts receivable from contracts with customers

Accounts receivable, net as of December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Beginning balance	$33,584	$7,334
Additions	307,255	206,442
Payments received	(288,211)	(180,192)
Provision	(535)	—
Ending balance	$52,093	$33,584

As of December 31, 2023, four customers individually accounted for approximately 31%, 26%, 19% and 16% of accounts receivable associated with the Company’s revenue from the sale of therapies, as compared to 27%, 25%, 23% and 20% as of December 31,2022. As of December 31, 2023 and 2022, the amount of expected credit losses on accounts receivable was not material.

Accruals for rebates and chargebacks

Current and non-current accruals for rebates, chargebacks and returns as of December 31, 2023 and 2022 were as follows (in thousands):

	Rebates	Chargebacks	Returns	Total
As of January 1, 2022	$3,391	$—	$—	$3,391
Provisions related to sales in the period	24,141	16,597	969	41,707
Credits and payments made	(1,115)	(12,944)	(121)	(14,180)
As of December 31, 2022	$26,417	$3,653	$848	$30,918
Provisions related to sales in the period	59,160	25,467	1,937	86,564
Adjustments related to prior period sales	(1,861)	(734)	(237)	(2,832)
Credits and payments made	(19,759)	(26,355)	(1,810)	(47,924)
As of December 31, 2023	$63,957	$2,031	$738	$66,726

The adjustments related to prior period sales in the year ended December 31, 2023 was due to changes in estimates primarily related to the pricing agreement signed for Germany in August 2023.

Deferred revenue

For the year ended December 31, 2023, a total of $7.8 million of revenue recognized was included in Deferred revenue as of January 1, 2023 (2022: $33.0 million ; 2021: $29.1 million).

Deferred revenue in the Consolidated Balance Sheets is primarily in respect of the upfront fee and development milestone consideration received from the various collaboration agreements in advance of services performed by the Company.

Non-current deferred revenue in the Consolidated Balance Sheet as of December 31, 2023, relates to a revised distribution agreement with Medison entered into in November 2022. Under the revised agreement, the Company received a non-refundable payment of $5.0 million in exchange for granting Medison exclusive distribution rights in South America. The Company has determined that the deferred revenue relates to the Company’s single, combined performance obligation to supply KIMMTRAK to Medison and to grant Medison the exclusive right to distribute KIMMTRAK in South America. The Company expects to recognize this revenue with the sale of products following regulatory approval in the territory. The Company estimates that Product revenue recognition of this non-current deferred revenue will commence after one year or later.

Revenue recognized relating to performance obligations satisfied in previous years was zero for all years presented.

Genentech Collaboration

Under the Genentech agreement signed in November 2018, the Company received aggregate non-refundable payments totaling $100 million consisting of an initial upfront payment of $50 million and $50 million paid upon an investigational new drug filing for the first clinical trial of the product candidate compound, in exchange for granting Genentech rights to co- develop/co-promote the Company’s IMC-C103C program and the co-exclusive worldwide license to the Company’s intellectual property rights in MAGE A4 soluble TCR bispecific therapeutic candidate compounds. The Company was responsible for development of the IMC-C103C program over the period of time to estimated completion of the Phase 1 clinical trial, with costs being shared equally with Genentech.

In February 2023, as the Company elected to withdraw from co-funding with Genentech the MAGE-A4 HLA-A02 program, IMC-C103C, Genentech acquired an exclusive worldwide license to the MAGE-A4 HLA-A02 soluble TCR bispecific therapeutic candidate compounds and shall be fully responsible for all further development and commercialization of such candidate compounds, at its expense.

The transaction price was recorded as deferred revenue on receipt in November 2018 and allocated to a single combined performance obligation covering the granting of the co-exclusive worldwide license, the provision of development services and participation on a joint steering committee. This deferred revenue is recognized as the Company satisfies the combined performance obligation over the estimated period of time to when the Company has completed substantially all of its responsibilities associated with its withdrawal from the co-funding and the Phase I clinical trial. R&D costs reimbursed under the 2018 Genentech Agreement are considered variable consideration and not recognized in the transaction price until it is probable that the recognition of such revenue will not be reversed.

During the year ended December 31, 2023, the Company recognized $10.7 million of revenue relating to the 2018 Genentech Agreement (2022: $24.5 million; 2021: $24.0 million). The revenue recognized represents both deductions from deferred revenue and R&D costs reimbursed, predominantly for clinical trial costs. Such reimbursements arise in order to ensure that R&D costs are shared equally in accordance with the 2018 Genentech agreement. The revenue recognized in 2023 represents the remaining transaction price relating to the unsatisfied performance obligation as of December 31, 2022, and the unsatisfied performance obligation was expected to be fully recognized within one year. As of December 31, 2023, the Company determined its performance obligation under its collaboration with Genentech was complete. The Company determined achieving commercialization milestones and royalties to be unlikely and were excluded from the transaction price as of December 31, 2023, 2022 and 2021, therefore any future milestones will be recorded when they become probable of being achieved.

Lilly Collaboration

In July 2014, the Company entered into a development and license agreement with Eli Lilly, or the Lilly Agreement, pursuant to which the Company and Eli Lilly agreed to collaborate in the development, manufacture and commercialization of soluble TCR bispecific therapeutic compounds. Under the Lilly Agreement, Eli Lilly paid an initial non-refundable upfront fee payment of $45 million in exchange for options to three targets. Following termination of the agreement, Eli Lilly no longer has any rights to the targets or the ability to nominate any further targets under the initial agreement.

The transaction price, equal to the $45.0 million upfront payment was recorded as deferred revenue on receipt and was allocated to each target based on the relative standalone selling price. Each target had a single combined performance obligation covering the provision of R&D services and participation on a joint steering committee. This deferred revenue was recognized as the Company satisfied the combined performance obligations over the estimated period of time to when Eli Lilly could exercise the option to obtain exclusive co-development/co-promotion rights to the target and the Company could opt-out of the co-development of the target.

The Company released the remaining deferred revenue attributed to the third target under the Lilly Collaboration after the parties agreed to terminate the agreement in March 2022. No further revenue under the collaboration has been recognized.

During the year ended December 31, 2023, the Company recognized no revenue relating to the Lilly Agreement (2022: $9.2 million; 2021: no revenue).

GSK Collaboration

In June 2013, the Company entered into a collaboration and license agreement with GSK pursuant to which the Company and GSK agreed to collaborate in the development of soluble TCR bispecific therapeutic compounds (the “GSK Agreement”). Under the GSK Agreement, the Company granted GSK the right to nominate up to four exclusive targets. The first target, GSK01/NY-ESO, was nominated at the time of execution of the GSK Agreement. A second target was nominated in July 2017. GSK subsequently had no further ability to nominate additional targets under the terms of the agreement. Following a review of the targets in the year ended December 31, 2021, the parties elected not to proceed further with the second target and the GSK Agreement was terminated in January 2022. The transaction price at the time the agreement was entered was equal to the total payments received of $27.8 million.

The total payments were recorded as deferred revenue on receipt and were allocated to each target based on the relative standalone selling price. Each target had a single combined performance obligation covering the provision of R&D services and participation on a joint steering committee. This deferred revenue was recognized as the Company satisfied the combined performance obligation over the estimated period that GSK could exercise the option to obtain an exclusive worldwide license for the therapeutic candidate compounds. R&D costs reimbursed under the GSK Agreement were considered variable consideration and assessed at contract inception and each subsequent reporting period and not recognized in the transaction price until it was probable that the recognition of such revenue would not be reversed.

During the year ended December 31, 2023, the Company recognized no revenue relating to the GSK Agreement (2022: no revenue; 2021: $8.4 million) following termination of the agreement in 2021.

Other information

Substantially all of the Company’s assets are held in the United Kingdom.

The total of non-current assets other than financial instruments and deferred tax assets located in the United Kingdom as of December 31, 2023 is $55.4 million (2022: $43.7 million). The total located in the United States is $1.8 million (2022: $2.7 million).

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	2023	2022
Prepayments	$10,547	$10,109
R&D tax credit	5,798	14,250
VAT receivable	3,544	9,249
Other current assets	9,711	3,621
	$29,600	$37,229

Included within other current assets are amounts paid in advance to clinical research organizations that are expected to be received through services rendered or repaid within 12 months.

5. Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	2023	2022
Leasehold property improvements	$20,020	$19,095
Laboratory equipment	39,534	32,265
Office equipment and other assets	1,922	1,710
Construction in progress	46	431
Total property and equipment, gross	61,522	53,501
Less: Accumulated Depreciation	(52,307)	(45,668)
Total property and equipment, net	$9,215	$7,833

Depreciation expense for the year ended December 2023, 2022 and 2021 was $4.1 million, $5.3 million and $7.6 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	2023	2022
Rebates, chargebacks, other customer fees and returns	$66,726	$29,128
Clinical accruals	22,459	25,371
Contract manufacturing	4,356	2,535
Commercial services	6,900	5,761
Employee related expenses	11,598	9,150
Other taxation and social security	1,807	1,122
Other accruals	5,989	3,680
	$119,835	$76,747

See Note 3 “Revenue” for a detailed breakdown of Rebates, chargebacks, other customer fees and returns.

Clinical accruals primarily represent unbilled work undertaken by Contract Research Organizations (CRO’s)  as part of our clinical programs.

7. Non-current interest-bearing loans and borrowings

	2023	2022
Interest-bearing loans and borrowings (in thousands)	$48,011	$47,807
	$48,011	$47,807

On November 8, 2022, the Company entered into the Pharmakon Loan Agreement, providing for term loans to the Company in an aggregate principal amount of up to $100 million to be funded in two tranches. The first tranche of $50 million bears interest at a fixed rate of 9.75%, which is payable quarterly in arrears, with payments commencing in 2023. The Company used the proceeds after drawing down the first tranche of $50 million under the Pharmakon Loan Agreement to repay and close the Company’s previous loan with Oxford Finance. Thereafter no further amounts may be borrowed pursuant to the loan agreement with Oxford Finance, and no further amounts are due. The total payments made for the exit fee on the loan with Oxford Finance and attributable fees to the agreement with Pharmakon were $3.8 million. The Company is also required to pay a further fee of $1.25 million at the latest by June 2024, regardless of whether it elects to draw down on the second $50m tranche under the Pharmakon Loan Agreement. The second tranche, consisting of one or two term loan(s) of up to $50 million is available until June 30, 2024, and may be advanced at the Company’s election. The Pharmakon loan agreement has a maturity of November 8, 2028.

As of December 31, 2023 and 2022, debt fees and issuance costs incurred with loans under the Pharmakon agreement were zero and $2.2 million, respectively, and are being amortized as interest expense on an effective interest rate method over the remaining term of the loan. As of December 31, 2023 and 2022, the fair value of the loan was $46.1 million and $47.6 million, respectively. These values were determined based on prevailing interest rates as of the balance sheet dates and are classified as Level 2 within the fair value hierarchy.

The Company has pledged its total assets of $597.0 million, presented in the Consolidated Balance Sheet as of December 31, 2023 as collateral for the $50 million loan drawn down under the Pharmakon Loan Agreement. In the event the Company was unable to repay the loan, these pledged assets would instead be used to repay the outstanding amount of loan and interest.

The Company’s borrowings under the Pharmakon Loan Agreement, contain customary representations and warranties and customary affirmative and negative covenants, including limitations on the Company’s ability to dispose of assets, enter into merger, consolidation or acquisition transactions, and incur additional debt. The Company monitors these covenants and is in compliance.

The Company originally entered into its loan and security agreement with Oxford Finance in November 2020 for the provision of up to $100 million debt financing to be provided under three tranches, of which the first tranche of $50 million was received on signing the agreement. Borrowings under the Oxford Finance Agreement bore interest at an annual rate equal to LIBOR plus 8.85%, with a minimum rate of 9.01% and a maximum rate of 12.01% and were repayable in monthly interest-only payments. The Company recorded a loss on extinguishment of the debt of $1.7 million within Other (expense) income, net in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022, representing the difference between the reacquisition price and the net carrying amount of the outstanding loans extinguished.

As of December 31, 2023, future principal payments due are as follows (in thousands):

2024	$-
2025	-
2026	6,250
2027	25,000
2028	18,750
Total principal payments	$50,000

8. Leases

The Company’s costs as a lessee for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Operating lease cost	$4,219	$3,750	$3,912
Variable lease cost	253	129	29
Total lease costs	$4,472	$3,879	$3,941

Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Total cash outflow for leases	$4,633	$3,954	$4,374
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$2,783	$3,021	$44

The weighted average remaining lease term and weighted average discount rate of operating leases at December 31, 2023 and 2022 were as follows:

	2023	2022
Weighted average lease term remaining	14.1 years	14.8 years
Weighted average discount rate	7.2%	7.2%

The maturities of operating lease liabilities as of December 31, 2023 are as follows (in thousands):

2023
2024	$3,858
2025	3,874
2026	3,840
2027	3,661
2028	3,844
Thereafter	42,211
Total lease payments	61,288
Less imputed interest	(25,267)
Present value of operating lease liabilities	$36,021

In October 2023, the Company entered into a lease agreement for approximately 19,000 square feet of office space in the United States. The lease is expected to commence in July 2024 and expire in July 2035, although it may be terminated earlier at the Company’s election. The Company will recognize an initial right-of-use asset and associated lease liability of $5.5 million and $5.5 million, respectively, at lease inception.

9. Shareholders’ Equity

The Company had 49,725,649 and 48,088,346 ordinary shares issued and outstanding as of December 31, 2023 and 2022, respectively, with a par value of £0.002 per share. In addition there are 5,793,501 deferred shares as of December 31, 2023 and 2022 which are £0.0001 per share. The Company has reserved 4,172,055 authorized shares for future issuance under the Equity Incentive Plan (“EIP”). See Note 10 “Share-based compensation” for a description of the EIP.

Included within ordinary shares at December 31, 2023 and 2022 are 1,714,650 and 2,164,960 of ordinary shares with no voting rights, respectively. All ordinary shares are entitled to receive dividends and assets available for distribution. Deferred shares have no voting rights, are not entitled to dividends and are only entitled to receive amounts paid up on the deferred shares out of assets available for distribution after all payments have been made to holders of ordinary shares for amounts paid up or payable on such shares. No dividends were paid or declared in the years ended December 31, 2023, 2022 and 2021.

On February 3, 2021, the Company passed an ordinary resolution which authorizes the Directors, or any duly authorized committee of the directors, to allot shares in the Company or grant rights to subscribe for or convert any security into shares in the Company up to an aggregate nominal value of £150,000 for a period expiring five years (up to February 3, 2026). This amount may be renewed, varied or revoked by the Company in a general meeting.

Private investment in public equity (“PIPE”)

In July 2022, the Company issued and sold 2,000,000 ADSs, with each ADS representing one ordinary share of nominal value £0.002 and 1,733,333 non-voting ordinary shares of nominal value £0.002 each, to certain institutional accredited investors and existing shareholders (the “Investors”) at a purchase price of $37.50 per ADS / non-voting ordinary share pursuant to a securities purchase agreement with such Investors dated July 15, 2022, generating net proceeds of $139.5 million.

IPO and Impact of Corporate Reorganization

On January 7, 2021, Immunocore Holdings Limited was incorporated as a private limited company under the laws of England and Wales with nominal assets and liabilities for the purpose of becoming the holding company of Immunocore Limited.

On January 22, 2021, each holder of series A preferred shares, series B preferred shares, series C preferred shares, Growth Shares and ordinary shares in Immunocore Limited, sold and transferred their shares to Immunocore Holdings Limited in exchange for 100 shares of the same class at par value of 0.01 pence in Immunocore Holdings Limited. Following this share exchange, Immunocore Limited became a wholly owned subsidiary of Immunocore Holdings Limited.

All Immunocore Limited share options granted to directors and employees under share option plans that were in existence immediately prior to the reorganization were exchanged for share options in Immunocore Holdings Limited on a one-for-100 basis.

Following the share exchange, Immunocore Limited undertook a reorganization of its share capital to re-designate its series A preferred shares, series B preferred shares, series C preferred shares and Growth Shares into a single class of ordinary shares and subsequently undertook a share capital reduction, cancelling all amounts standing to the credit of its share premium account and cancelling 6,414,412 ordinary shares.

On February 1, 2021, Immunocore Holdings Limited was re-registered as a public limited company (“plc”) with the name Immunocore Holdings plc. The Company’s consolidated assets and liabilities immediately following the reorganization were the same as Immunocore Limited immediately before the reorganization.

Effective immediately prior to completion of the IPO, the Company re-organized its share capital whereby all of the outstanding series A preferred shares, series B preferred shares and series C preferred shares were re-designated as ordinary shares of the Company on a one for one basis.  A total of 16,632,540 of the ordinary shares, following the re-designation of the series C preferred shares, were converted to a separate class of non-voting ordinary shares. A total of 6,250,000 Growth Shares were re-designated of which 4,324,000 of the Growth Shares were re-designated as deferred shares of the Company. The remaining 1,926,000 Growth Shares were re-designated in the ratio of one ordinary share, issued for non-cash consideration and three deferred shares.

Immediately following these re-designations referred to above every 20 ordinary shares of £0.0001 and every 20 non-voting ordinary shares of £0.0001 in the Company were consolidated into one ordinary share and one non-voting ordinary share of £0.002.

On February 9, 2021, the Company completed an IPO of 11,426,280 ADSs representing 11,426,280 ordinary shares with a nominal value of £0.002. In addition to the ADSs sold in the IPO, the Company completed the concurrent sale of an additional 576,923 ADSs, representing 576,923 ordinary shares with a nominal value of £0.002 per ordinary share, at the initial offering price of $26.00 per ADS in a private placement to the Gates Foundation. The total net proceeds after deductions for underwriting discounts, commissions and other attributable offering expenses for the IPO and concurrent private placement were $286.9 million.

Under the terms of the Company’s agreement with the Gates Foundation, the Company is required to develop, manufacture and commercialize soluble TCR bispecific therapeutic candidates targeted to mutually agreed neglected diseases, currently HIV, with the potential to treat people at an affordable price in developing countries. In the event of certain defaults by the Company under the agreement, which the Company considers to be within its control, the Gates Foundation has the right to sell, or require the Company to buy back, any of the shareholdings in the Company held by the Gates Foundation. In such an event, if within 12 months after such redemption or sale, the Company experiences a change in control at a valuation of more than 150% of the valuation used for the redemption or the sale of the shares, the Company has agreed to pay the Gates Foundation compensation equal to the excess of what it would have received in such transaction if it still held its shares at the time of such change of control over what it received in the sale or redemption of its shares.

10. Share-based compensation

At the time of the Company’s corporate reorganization and subsequent IPO in February 2021, previously awarded options were re-designated to reflect the equivalent number of options and exercise prices on the basis of the Company’s new shares. References in this note to options granted prior to the Company’s reorganization are made on this redesignated basis. Details of modifications in the year ended December 31, 2021 impacting the fair value of previously awarded options are provided further below under “Pre-IPO Grants”.

The following table shows the total share-based compensation expense recorded in the Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	2023	2022	2021
R&D	$6,467	$5,311	$5,365
Selling, general and administrative	$26,002	$27,577	$43,529

Equity Incentive Plan (“EIP”)

Under the Company’s EIP, the Company may grant market value options, share appreciation rights or restricted shares, restricted share units, performance share units and other share-based awards to the Company’s employees. The Company’s board members and consultants are eligible to receive awards under the Company’s non-employee sub-plan to the EIP. Awards may be granted at such times as the Company may determine, but will generally be granted annually following the end of the financial year. Awards vest at such times and as specified in the award agreement, typically being over a four-year period although the Company retains the discretion to provide for other vesting schedules. If the participant violates the non-competition, non-solicitation, confidentiality or other similar restrictive covenant provisions of any employment contract, the right of the participant to receive these shares on vesting shall terminate immediately. The Company maintains discretion over the type and terms of equity awards granted. All awards lapse on the tenth anniversary from the date of grant, and they are not subject to performance conditions or entitled to dividends.

During the year ended December 31, 2023 and 2022, options over a total of 853,863 shares and 1,507,581 shares respectively were awarded under the Company’s EIP. Of the above awards in the year ended December 31, 2023, there were 43,380 options awarded to our non-executive directors, which vest on the first anniversary from the date of grant. In fiscal 2022, there were 66,972 non-executive options awarded, 56,704 of which vested one year from the date of grant and 10,268 of which vest monthly over a three-year period.

Pre-IPO Grants

Prior to its IPO, the Company granted a limited number of options to employees and directors. These grants had varying terms, typically vesting over a four-year period with 25% vesting at the end of the first year and the options lapsing on the tenth anniversary from the date of grant. Following the Company’s corporate reorganization in February 2021, previous options were re-designated to reflect an equivalent number of share options and exercise price on the basis of the Company’s new shares.

There was no impact to the fair value of pre-IPO grants on redesignation, with the exception of 96,300 Growth shares awarded in previous periods and 2,911,260 options originally awarded in 2019. The 2019 awards were modified at the time of the Company’s reorganization through the removal of accelerated vesting conditions under certain circumstances. The incremental fair value granted was valued on a consistent basis to other awards made within the Company and was valued at $5.19 per share and was applied to those unvested awards as of the date of modification. Fair value inputs for the purposes of calculating the incremental fair value of the modification in January 2021 included an exercise price of $17.46, a share price of $26.00, an expected life of 3 years, expected volatility of 90%, and a risk-free rate of -0.13%.

As of December 31, 2023, there was $31.0 million of total unrecognized compensation cost related to stock options granted but not vested under the Company’s plans. That cost will be recognized over an expected remaining weighted-average period of 1.0 years.

The number and weighted average exercise prices of share options are as follows:

Number of shares issuable	Number of share options (#)	Weighted average exercise price ($)	Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	4,551,359	$17.16
Awards granted	4,702,027	26.56
Awards exercised	(76,762)	17.01
Awards forfeited	(290,664)	31.24
Awards replaced with options	312,500	38.72
Outstanding at December 31, 2021	9,198,460	22.31	8.5 years	$109,749
Awards granted	1,507,581	27.50
Awards exercised	(492,163)	19.72
Awards forfeited	(320,634)	26.41
Outstanding at December 31, 2022	9,893,244	23.10	7.9 years	$336,120
Awards granted	853,863	62.57
Awards exercised	(1,637,303)	20.93
Awards forfeited	(141,922)	34.78
Outstanding at December 31, 2023	8,967,882	27.06	7.1 years	$369,976
Exercisable at December 31, 2023	5,761,718	$22.26	6.7 years	$265,412

The weighted average fair value of options granted in 2023 was $38.57 (2022: $16.93; 2021: $16.48). The weighted average share price at the date of exercise of the options during the year was $56.73 (2022: $46.17; 2021: $33.97). As of December 31, 2023 we have $0.5 million included in prepaid expenses and other current assets for exercises of options during the year.

In the years ended December 31, 2023, 2022 and 2021 the total intrinsic value of stock options exercised was $58.4 million, $12.9 million and $1.3 million, respectively. The tax benefit arising on the exercise of stock options was $3.1 million, $2.6 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Awards granted in the year ended December 31, 2023, 2022 and 2021, have been valued using the Black-Scholes option pricing model. The assumptions used in the models for share options granted during year ended December 31, 2023 2022 and 2021, are as follows:

	2023	2022	2021
Share price at grant date	$46.48 - $64.53	$24.66 - $46.86	$26.00 - $41.74
Exercise price	$46.48 - $64.53	$24.66 - $46.86	$26.00 - $41.74
Expected volatility	66.7% - 72.05%	73.02% - 87.81%	83.88% - 88.76%
Expected life (years)	5 years	4 years - 5 years	4 years
Risk free rate	3.52% - 4.75%	1.12% - 4.12%	-0.05% - 0.52%
Fair value	$27.77 - $39.02	$15.10 - $29.41	$16.16 - $26.18

Share options are not entitled to dividends.

11. Basic and diluted net loss per share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	2023	2022	2021
Net loss for the year	$(55,287)	$(52,543)	$(180,029)
Basic and diluted weighted average number of ordinary shares	48,888,975	45,714,923	42,488,579
Basic and diluted net loss per share	$(1.13)	$(1.15)	$(4.24)

The potential shares through share options of 8,967,882, 9,893,244 and 9,198,460 for the years ended December 31, 2023, 2022 and 2021, respectively, have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect.

12. Income taxes

Net loss before income taxes is as follows (in thousands):

	2023	2022	2021
United States	$11,612	$7,509	$2,566
United Kingdom	(76,866)	(47,566)	(182,816)
Other worldwide	4,364	(826)	371
Net loss before income taxes	$(60,890)	$(40,883)	$(179,879)

The components of income tax credit are as follows (in thousands):

	2023	2022	2021
Current:
United Kingdom	$—	$(12,420)	$(54)
United States - Federal and State	215	(968)	(146)
Other worldwide	(455)	—	(43)
Total current tax	$(240)	$(13,388)	(243)

Deferred:
United Kingdom	$—	$—	$—
United States - Federal and State	5,873	1,694	93
Other worldwide	(30)	34	—
Total deferred tax	$5,843	$1,728	$93
Total income tax credit (expense)	$5,603	$(11,660)	$(150)

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows (in thousands):

	2023	2022
Deferred tax assets
Net losses	$74,916	$73,059
Fixed assets	4,286	5,241
R&D credits	5,745	6,166
Corporate interest restriction	—	731
Stock based compensation	9,795	6,329
Other deferred tax assets	511	875
Total deferred tax assets	$95,253	$92,401

Deferred tax liabilities
Other deferred tax liabilities	(1,154)	(844)
Total deferred tax liabilities	$(1,154)	$(844)

Valuation allowance	(83,126)	(86,436)
Net deferred tax assets	$10,973	$5,121

The movements in the deferred tax asset valuation allowances are as follows (in thousands):

	2023	2022
Valuation allowance as of January 1,	$(86,436)	$(87,867)
Decrease (Increase) in valuation allowance through net loss	7,573	(7,680)
Foreign currency translation adjustments	(4,263)	9,111
Valuation allowance as of December 31,	$(83,126)	$(86,436)

Reconciliation of the U.K. statutory income tax rate, the income tax rate of the country of domicile of the Company, to the Company’s effective income tax rate is as follows (in percentages):

	2023	2022	2021
U.K. statutory income tax rate	23.5%	19.0%	19.0%
Non-deductible expenses	(1.1)%	(20.7)%	(9.8)%
Above the line credit not taxable	(2.9)%	7.3%	1.4%
Additional deduction for R&D expenditure	—	50.6%	9.4%
Surrender of tax losses for R&D tax credit refund	—	(9.6)%	(9.4)%
R&D expenditure credits	5.3%	(28.0)%	0.8%
Share based payments	(3.0)%	—	—
State taxes	0.1%	1.3%	—
Foreign rate differential	1.3%	(0.5)%	(0.1)%
Prior period adjustments	0.5%	0.4%	(0.3)%
Leases	—	(0.4)%	(0.4)%
Change in valuation allowances	(14.5)%	(47.9)%	(10.7)%
Effective income tax rate	9.2%	(28.5)%	(0.1)%

On May 24, 2021, the U.K. 2021 Finance Bill was substantively enacted and subsequently received Royal Assent on June 10, 2021. Under this bill, the rate of U.K. corporation tax has increased to 25% in 2023, with lower rates and tapered relief applied to companies with profits below $2.5 million.

As of December 31, 2023, the Company’s net operating loss carryforwards in the United Kingdom totaled $286 million.

As of December 31, 2023, the Company has U.S. R&D credits totaling $5.7 million, of which, $5.3 million relates to federal tax credits.

U.K. tax credit carryforwards can be carried forward indefinitely to be offset against future tax liabilities of the company. Non-U.K. net operating loss carryforwards can be carried forward indefinitely. U.S. tax credit carryforwards can be carried forward for 20 years to be offset against future tax liabilities, subject to a minimum tax payment of 25% of the tax charge.

A valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The majority of the Company’s deferred tax assets relate to net operating loss and R&D carryforwards that can only be realized if the Company is profitable in future periods. Accordingly, the Company has provided a valuation allowance against a substantial amount of the net deferred tax assets due to uncertainties as to their ultimate realization.

The Company operates in multiple jurisdictions with complex tax and regulatory environment and our tax returns are periodically audited or subjected to review by tax authorities. The following table summarizes tax years that remain subject to examination by tax jurisdiction as of December 31, 2023:

Jurisdiction	Open Tax Years Based on Originally Filed Returns
United Kingdom	2021-2022
United States	2020-2022

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2023 and 2022, the Company has not recorded any provision for uncertain tax positions.

13. Commitments and contingencies

Lease Commitments

See “Leases,” for the maturities of operating lease liabilities as of December 31, 2023.

Manufacturing Commitments

The Company enters into a number of manufacturing commitments for the future purchase of materials and contract manufacturing services. While the majority of such contracts can be cancelled on reasonable notice, due to the significant ongoing expenditure associated with the Company’s programs, including IMC-F106C (PRAME), the Company estimates it has noncancellable commitments in relation to the development and supply of product candidates totaling, $13.1 million, which are expected to be paid in 2024

Legal Proceedings

The Company is not currently a party to any material legal proceedings.

14. Subsequent events

On February 2, 2024, the Company completed a private offering of $402.5 million aggregate principal amount of 2.50% Convertible Senior Notes due 2030 (Notes). The Company’s net proceeds from the offering of the Notes were $389.3 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses. The Notes are senior, unsecured obligations of the Company and will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. The Notes will accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024, at a rate of 2.50% per year.

In February 2024, the Company entered into a clinical trial collaboration and supply agreement with Bristol Myers Squibb to investigate it’s ImmTAC bispecific TCR candidate targeting PRAME HLA-A02, IMC-F106C, in combination with Bristol Myers Squibb’s nivolumab, in first-line advanced cutaneous melanoma. Under the terms of the collaboration, the Company will sponsor and fund the registrational Phase 3 clinical trial of IMC-F106C in combination with nivolumab in first-line advanced cutaneous melanoma (PRISM-MEL-301), and Bristol Myers Squibb will provide nivolumab.