Form 10-Q
period 2024-03-31
Immunocore Holdings plc
filed 2024-05-08
CIK 1671927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  001-39992

Immunocore Holdings plc
(Exact name of registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
92 Park Drive Milton Park
Abingdon, Oxfordshire, United Kingdom	OX14 4RY
(Address of principal executive offices)	(Zip Code)

+44 1235 438600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depository Shares, each representing one ordinary share, nominal value £0.002 per share	IMCR	The Nasdaq Stock Market LLC
Ordinary Share, nominal value £0.002 per share*	*	The Nasdaq Stock Market LLC*

*Not for trading, but only in connection with the listing of the American Depositary Shares on The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of shares, as of the latest practicable date.

Class	Name of each exchange on which registered
Ordinary shares, nominal value £0.002 per share (including ordinary shares represented by American Depositary Shares)	48,791,547 shares outstanding as of April 30, 2024
Non-voting ordinary shares, nominal value £0.002 per share	1,220,063 shares outstanding as of April 30, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include, but are not limited to, statements about:

•	the therapeutic potential and expected clinical benefits of KIMMTRAK;
•
the safety, efficacy and clinical progress of our various ongoing clinical programs and any planned clinical programs, including those for tebentafusp, brenetafusp (previously IMC-F106C), IMC-R117C, IMC-M113V and IMC-I109V;

•	our ability to continue to generate revenues, which is dependent upon maintaining significant market acceptance among physicians, patients and healthcare payors;
•
our ability to maintain regulatory approval of KIMMTRAK for metastatic uveal melanoma, or mUM, in the United States, European Union and other territories, as well as our ability to obtain and maintain regulatory approval in additional indications, jurisdictions, and the timing thereof;

•
our expectations regarding the continued commercialization and marketing of KIMMTRAK for mUM, including expanding into and the related timing of reaching patients in additional indications and territories;

•
our ability to build a sustainable pipeline of new medicine candidates, including but not limited to future generations of KIMMTRAK and additional product candidates identified and developed using our ImmTAX platform;

•
our ability to continue successfully executing our sales and marketing strategy of KIMMTRAK in the United States, Europe and elsewhere, including continuing to successfully recruit and retain sales and marketing personnel and to successfully build the market for our medicines;

•
the rate and degree of market acceptance of our product candidates among physicians, patients, patient advocacy groups, third-party payors and the medical community and our ability and our distribution and marketing partners’ ability to obtain coverage and adequate reimbursement and pricing for our medicines from government and third-party payors and risks relating to the success of our patient assistance programs;

•
the initiation, timing, progress and results of our ongoing clinical trials and any planned clinical trials, including the expansion arms of such trials, for tebentafusp in advanced melanoma and adjuvant uveal (or ocular) melanoma, brenetafusp, IMC-P115C, IMC-T119C, IMC-R117C, IMC-M113V, and IMC-I109V, and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and investigational new drug application-enabling studies;

•
our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations, our future expenses, including the impact thereon of rising inflation, fluctuating exchange rates and other macroeconomic factors, and our future revenues and our needs for and ability to obtain additional financing;

•	our expectations regarding timing of regulatory filings for, or our ability to obtain regulatory approval of, our product candidates other than KIMMTRAK;
•
our ability to obtain accelerated approval for current and future product candidates from the U.S. Food and Drug Administration, or FDA, the European Commission, or other comparable regulatory authorities in other jurisdictions;

•
our expectations regarding business disruptions affecting the initiation, patient enrollment, clinical trial site monitoring, development and operation of our current and proposed clinical trials, including as a result of a public health emergency or other global and macroeconomic factors, such as the war in Ukraine, the state of war between Hamas and Israel and the potential for a broader regional conflict in the Middle East, global geopolitical tensions, supply chain disruptions, rising interest rates and rising inflation;

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report, if any, our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2024, and in other SEC filings. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Immunocore Holdings plc
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$832,821	$442,626
Accounts receivable, net	57,754	52,093
Prepaid expenses and other current assets	31,296	29,600
Inventory, net	4,167	4,501
Total current assets	926,038	528,820
Property and equipment, net	8,380	9,215
Operating lease right of use assets, net	32,812	33,520
Deferred tax assets, net	10,761	10,973
Other non-current assets	15,996	14,473
Total assets	$993,987	$597,001
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$15,501	$17,798
Accrued expenses and other current liabilities	138,549	119,835
Operating lease liabilities, current	1,243	1,388
Total current liabilities	155,293	139,021
Accrued expenses, non-current	2,162	978
Deferred revenue, non-current	5,468	5,515
Operating lease liabilities, non-current	33,986	34,633
Interest-bearing loans and borrowings	437,544	48,011
Total liabilities	634,453	228,158

Shareholders’ equity
Ordinary shares (voting and non-voting), £0.002 par value, most recent authority to allot up to a maximum nominal value of £97,454 and £109,335 shares as of March 31, 2024 and December 31, 2023, respectively, and 50,006,085 and 49,725,649 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	135	134
Deferred shares, £0.0001 par value, 5,793,501 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023.	1	1
Additional paid-in capital	1,163,872	1,149,643
Accumulated deficit	(769,110)	(744,674)
Accumulated other comprehensive loss	(35,364)	(36,261)
Total shareholders’ equity	359,534	368,843
Total liabilities and shareholders’ equity	$993,987	$597,001

The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue, net	$70,342	$51,581
Collaboration revenue	160	3,078
Total revenue	70,502	54,659
Cost and operating expenses:
Cost of product revenue	(246)	(216)
Research and development expense	(57,459)	(36,572)
Selling, general and administrative expense	(39,287)	(32,567)
Loss from operations	(26,490)	(14,696)
Other income (expense):
Interest income	8,246	3,128
Interest expense	(3,239)	(1,250)
Foreign currency loss	(2,406)	(6,013)
Other expense, net	(190)	(325)
Net loss before income taxes	(24,079)	(19,156)
Income tax expense	(357)	(293)
Net loss	$(24,436)	$(19,449)
Other comprehensive income:
Exchange differences on translation of foreign operations	897	7,434
Total comprehensive loss	(23,539)	(12,015)

Basic and diluted net loss per share	$(0.49)	$(0.40)
Basic and diluted weighted-average number of shares outstanding	49,877,218	48,183,771

The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited, in thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit	loss	Equity
As of December 31, 2023	49,725,649	$134	5,793,501	$1	$1,149,643	$(744,674)	$(36,261)	$368,843
Net loss	—	—	—	—	—	(24,436)	—	(24,436)
Other comprehensive income	—	—	—	—	—	—	897	897
Exercise of share options	280,436	1	—	—	5,212	—	—	5,213
Share-based compensation expense	—	—	—	—	9,017	—	—	9,017
As of March 31, 2024	50,006,085	$135	5,793,501	$1	$1,163,872	$(769,110)	$(35,364)	$359,534

	Ordinary Shares		Deferred Shares		Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit	loss	Equity
As of December 31, 2022	48,088,346	$129	5,793,501	$1	$1,082,833	$(689,387)	$(54,673)	$338,903
Net loss	—	—	—	—	—	(19,449)	—	(19,449)
Other comprehensive income	—	—	—	—	—	—	7,434	7,434
Exercise of share options	291,063	1	—	—	6,157	—	—	6,158
Share-based compensation expense	—	—	—	—	8,258	—	—	8,258
As of March 31, 2023	48,379,409	$130	5,793,501	$1	$1,097,248	$(708,836)	$(47,239)	$341,304

The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(24,436)	$(19,449)
Adjustments for:
Share-based compensation expense	8,964	8,258
Depreciation	1,011	952
Unrealized foreign exchange losses	1,304	7,209
Non-cash lease expense	432	407
Other	(2)	—
Changes in assets and liabilities:
Increase in accounts receivable	(6,198)	(3,579)
(Increase) decrease in prepayments and other current assets	(1,819)	18,140
Decrease in accounts payable	(2,320)	(3,016)
Increase in accrued expenses	19,169	4,577
Decrease in deferred revenue	—	(1,987)
Decrease in operating lease liabilities	(490)	(482)
Increase in other operating assets	(1,395)	(38)
Increase (decrease) in other operating liabilities	1,193	(453)
Net cash (used in) provided by operating activities	(4,587)	10,539
Cash flows from investing activities
Purchase of property and equipment	(430)	(3,001)
Net cash used in investing activities	(430)	(3,001)
Cash flows from financing activities
Proceeds from issue of convertible loan notes	402,500	—
Payments for debt issuance costs	(12,242)	—
Proceeds from exercise of share options	5,754	6,139
Net cash provided by financing activities	396,012	6,139
Increase in net cash and cash equivalents	390,995	13,677
Net foreign exchange difference on cash held	(800)	2,228
Cash and cash equivalents at beginning of period	442,626	402,472
Cash and cash equivalents at end of period	$832,821	$418,377
Supplemental disclosure of cash flow and non-cash information
Cash received for interest, net	$5,141	$1,580
Cash paid for income taxes, net	$(140)	$(220)
Debt issuance costs in accrued expenses and other current liabilities	$(1,116)	$—
Purchases of property and equipment in accrued expenses and other current liabilities	$—	$111

The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business

Immunocore Holdings plc (collectively with its subsidiaries, the “Company”) is a public limited company incorporated in England and Wales and has the following wholly owned subsidiaries: Immunocore Limited, Immunocore LLC, Immunocore Commercial LLC, Immunocore Ireland Limited, Immunocore GmbH, and Immunocore Nominees Limited with operations based primarily in the United Kingdom and United States. The Company is pioneering and delivering transformative immunomodulating medicines to radically improve outcomes for patients with cancer, infectious diseases, and autoimmune diseases. Leveraging its proprietary, flexible, off-the-shelf ImmTAX (Immune mobilizing monoclonal TCRs Against X disease) platform, the Company’s pipeline includes nine active clinical and pre-clinical programs in oncology, infectious diseases, and autoimmune diseases.

In January and April 2022, the Company received approval from the U.S. Food and Drug Administration, or FDA, and European Commission, or EC, respectively, for its lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma and has subsequently received approvals in further territories, and the Company continues to launch and seek approvals in additional territories. KIMMTRAK is now approved in 38 countries and the Company has commercially launched the product in the United States, Germany and France, among other territories.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required for the full annual financial statements and should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 28, 2024, or the Annual Report. The accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions. These judgments, estimates and assumptions affect the reported assets and liabilities as well as income and expenses in the financial period.

The estimates and associated assumptions are based on information available when the condensed consolidated financial statements are prepared, historical experience and various other factors which are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Significant Accounting Policies

With the exception of the below polices, the significant accounting policies used in the preparation of these condensed consolidated financial statements as of and for the three months ended March 31, 2024 are consistent with those described in Note 2. “Summary of Significant Accounting Policies” in the Company’s Annual Report.

Collaboration and Supply Agreements

In February 2024, the Company entered into a clinical trial collaboration and supply agreement with Bristol Myers Squibb, or BMS, to investigate the Company’s ImmTAC bispecific TCR candidate targeting PRAME HLA-A02, brenetafusp (IMC-F106C), in combination with BMS’s nivolumab, in first-line advanced cutaneous melanoma, or the BMS Agreement. Under the terms of the collaboration, the Company will sponsor and fund the registrational Phase 3 clinical trial of brenetafusp in combination with nivolumab in first-line advanced cutaneous melanoma (PRISM-MEL-301), and BMS will provide nivolumab. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to IMC-F106C, which will belong solely to the Company. Given the terms of the BMS Agreement, the Company concluded that it is not within the scope of ASC 808 or ASC 606. Any relevant costs arising from the clinical trial will be expensed as incurred and recorded in research and development expenses. The Company will initiate the clinical trial for the combination therapy of nivolumab and IMC-F106C in the second quarter of 2024. There has been no impact to the condensed consolidated financial statements as of March 31, 2024 relating to the Company’s collaboration with BMS.

Convertible Senior Notes

The Company issued 2.5% Convertible Senior Notes due in 2030 in February 2024, or the Notes, and evaluated to determine whether they contain features that qualify as embedded derivatives in accordance with ASC 815. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. In accounting for the issuance of the Notes, the Company treats the instrument wholly as a liability, in accordance with ASC 470, as the conversion features do not require bifurcation as a derivative in accordance with ASC 815 and the Notes were not issued at a substantial premium. Costs directly associated with the borrowing have been capitalized and are netted against the corresponding debt liabilities in the Company’s Condensed Consolidated Balance Sheets at issuance and amortized over the contractual term of the convertible debt instrument using the effective interest rate method.

See Note 5. “Non-current interest-bearing loans and borrowings” for additional information.

Foreign currencies

The reporting currency of the Company is the U.S. dollar. Effective January 1, 2024, the Company’s ultimate parent adopted the U.S. dollar as its functional currency. Prior to January 1, 2024, the functional currency of the Company’s ultimate parent was the British pound sterling. The functional currency of the Company’s ultimate parent and each subsidiary is based on the currency of the economic environment in which they operate. The change in functional currency of the Company’s ultimate parent is due to a change in the economic facts and circumstances of the entity due to the increased exposure to the U.S. dollar primarily as a result of the increased cash flows related to financing and investing activities that are now expected to occur going forward in this entity. The effect of the change in functional currency for the Company’s ultimate parent was applied prospectively in the condensed consolidated financial statements effective January 1, 2024.

Upon consolidation, assets and liabilities of each subsidiary with a functional currency that differs to the Company’s ultimate parent are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates for each reporting period. Translation adjustments are reflected as other comprehensive (loss) income.

Fair value measurements

Where financial and non-financial assets and liabilities are measured at fair value, the Company uses appropriate valuation techniques for which sufficient data are available to measure fair value, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs.

As of March 31, 2024 and December 31, 2023, the Company held $726.0 million and $331.0 million, respectively, of money market funds required to be measured at fair value on a recurring basis. The fair value of these cash equivalents is based on quoted prices from active markets (Level 1 inputs). Other financial instruments, although not recorded at fair value on a recurring basis, include cash, accounts receivable, accounts payable and debt obligations.

The fair value of borrowings under the Notes and Pharmakon Loan Agreement (disclosed in Note 5. “Non-current interest-bearing loans and borrowings”) were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of debt instruments. After initial recognition, borrowings are measured at amortized cost using the effective interest method.

Recently issued and recently adopted accounting pronouncements

In March 2024, the SEC issued Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The final rule requires registrants to provide climate-related disclosures in their annual reports and registration statements, beginning with annual reports for the year ending December 31, 2025, for calendar-year-end large accelerated filers. The Company is currently assessing the impact of this guidance on its disclosures.

3. Revenue

During the three months ended March 31, 2024, the Company recognized $70.3 million (2023: $51.6 million) of net product revenue relating to the sale of KIMMTRAK primarily in the United States and Europe after estimated deductions for rebates, chargebacks, other customer fees and returns, which are recognized in Accrued expenses and other current liabilities as set out in the Company’s accounting policies included in the Annual Report.

Product revenue, net from the sale of KIMMTRAK is presented by country / region based on the location of the end customer below (in thousands).

	Three Months Ended March 31,
	2024	2023
United States	$50,026	$36,224
Europe	18,952	15,124
International	1,364	233
Total product revenue, net	$70,342	$51,581

Product revenue, net for the three months ended March 31, 2024 and the three months ended March 31, 2023 includes $2.2 million and $0.9 million, respectively, of partnered revenue under the Company’s agreement with Medison Pharma Ltd, or Medison, and such revenue is split between its European and international markets.

Collaboration revenue for the three months ended March 31, 2024 and March 31, 2023 was $0.2 million and $3.1 million, respectively, and arose under the Company’s collaboration agreement with Genentech who is based in the United States.

Accounts receivable from contracts with customers

Accounts receivable as of March 31, 2024 and December 31, 2023 was $57.8 million and $52.1 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of March 31, 2024 and December 31, 2023 were immaterial.

Accruals for rebates, chargebacks and returns

Current and non-current accruals for rebates, chargebacks and returns as of March 31, 2024 were as follows (in thousands):

	Rebates	Chargebacks	Returns	Total
As of December 31, 2023	$63,957	$2,031	$738	$66,726
Provisions related to sales in the period	20,190	7,734	230	28,154
Adjustments related to sales in prior periods	5,449	—	—	5,449
Credits and payments made	(6,464)	(7,831)	(95)	(14,390)
As of March 31, 2024	$83,132	$1,934	$873	$85,939

Included in the above are non-current accruals for rebates, chargebacks and returns of $1.1 million and $0 as of March 31, 2024, and December 31, 2023, respectively, which are not expected to be paid in the twelve months from the balance sheet date.

For accruals for rebates, chargebacks and returns reported as of December 31, 2023 where the uncertainty remains unresolved, additional information in the three months ended March 31, 2024 resulted in a change in estimate of $5.4 million net increase to the Company’s total accrued revenue deductions as of March 31, 2024.

Deferred revenue

Non-current deferred revenue as of March 31, 2024 and December 31, 2023 relates to $5.0 million received from Medison in the year ended December 31, 2023. The Company expects to recognize revenue for this combined performance obligation of supplying KIMMTRAK and granting Medison the exclusive right to distribute KIMMTRAK in South America with the sale of products following regulatory approval in South America. The Company estimates that product revenue recognition of this non-current deferred revenue will commence later than March 31, 2025.

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	March 31, 2024	December 31, 2023

Rebates, chargebacks, other customer fees and returns	$84,803	$66,726
Clinical accruals	26,536	22,459
Contract manufacturing	3,140	4,356
Commercial services	5,309	6,900
Employee related expenses	5,531	11,598
Other taxation and social security	5,774	1,807
Other accruals	7,456	5,989
	$138,549	$119,835

See Note 3. “Revenue” for a detailed breakdown of rebates, chargebacks, other customer fees and returns.

Clinical accruals primarily represent unbilled work undertaken by contract research organizations, or CROs, as part of the advancement of the Company’s clinical programs.

5. Non-current interest-bearing loans and borrowings

Non-current interest-bearing loans and borrowings consists of the following (in thousands) as of March 31, 2024:

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Levelling
Convertible Senior Notes	$402,500	$(13,035)	$389,465	$420,130	Level 2
Pharmakon loan	50,000	(1,921)	48,079	55,805	Level 2

Non-current interest-bearing loans and borrowings consists of the following (in thousands) as of December 31, 2023:

				Fair Value
	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Levelling
Convertible Senior Notes	$—	$—	$—	$—	Not applicable
Pharmakon loan	50,000	(1,989)	48,011	46,100	Level 2

Interest expense consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Convertible Senior Notes
Coupon interest	$1,627	$—
Amortization of debt issuance costs	319	—
Pharmakon loan	1,293	1,250
Interest expense	$3,239	$1,250

On February 2, 2024, the Company completed a private offering, or the Offering, of $402.5 million aggregate principal amount of Notes, including the exercise in full of the initial purchasers’ option to purchase up to an additional $52.5 million principal amount of Notes. The Notes were issued pursuant to an indenture, dated February 2, 2024, or the Indenture, between the Company and U.S. Bank Trust Company, National Association, as trustee. The Company’s net proceeds from the Offering of the Notes were $389.1 million, after deducting issuance costs of $13.4 million.

The Notes are senior, unsecured obligations of the Company and will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. The Notes will accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024, at a rate of 2.50% per year.

As of March 31, 2024, lender fees and issuance costs incurred with the Notes were $13.4 million and are being amortized as interest expense on an effective interest rate method over the expected life of the Notes, through February 2030, at an effective interest rate of 3.06%.

Holders may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The Notes have an initial conversion rate of 10.5601 American Depository Shares or ADSs per $1,000 principal amount of the Notes, which will be subject to anti-dilution adjustments in certain circumstances. This represented an initial conversion price of $94.70 per ADS. As of March 31, 2024, the number of shares that would be issuable assuming conversion of all of the Notes is 5,950,600 (assuming the maximum increase to the conversion rate in connection with a “make-whole fundamental change” (as defined in the Indenture)). Upon conversion, the Notes may be settled in shares of the Company’s ordinary shares, cash or a combination of cash and shares of the Company’s ordinary shares, at the Company’s election. Upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, in certain circumstances, be required to increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

The Company may not redeem the Notes prior to February 5, 2027, except in the event of certain tax law changes as described below and in the Indenture. The Company may redeem for cash all or any portion of the Notes (subject to the partial redemption limitation described in the Indenture), at its option, on or after February 5, 2027 if the last reported sale price of the ADSs has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of optional redemption, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the optional redemption date.

If, as a result of certain changes in the law of any relevant tax jurisdiction the Company would be required to pay additional amounts (as defined in the Indenture) on the Notes, the Company may redeem the Notes in whole, but not in part, at a tax redemption price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the tax redemption date and all additional amounts, if any, which otherwise would be payable to the date of tax redemption. Upon the Company giving notice of a tax redemption, a holder may elect not to have its Notes redeemed, in which case the holder would not be entitled to receive any additional amounts with respect to its Notes after the tax redemption date.

If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

On November 8, 2022, the Company entered into the Pharmakon loan agreement, or the Pharmakon Loan Agreement, providing for term loans to the Company in an aggregate principal amount of up to $100 million to be funded in two tranches. The first tranche of $50 million bears interest at a fixed rate of 9.75%, which is payable quarterly in arrears, with payments commencing in 2023. The Company is also required to pay a further fee of $1.25 million at the latest by June 2024, regardless of whether it elects to draw down on the second $50 million tranche under the Pharmakon Loan Agreement. The second tranche, consisting of one or two term loan(s) of up to $50 million is available until June 30, 2024, and may be advanced at the Company’s election. The Pharmakon Loan Agreement has a maturity of November 8, 2028.

The Company has pledged its total assets of $994.0 million, presented in the Condensed Consolidated Balance Sheet as of March 31, 2024, as collateral for the $50 million loan drawn down under the Pharmakon Loan Agreement. In the event the Company was unable to repay the loan, the pledged assets may instead be used to repay the outstanding amount of loan and interest.

The Company’s borrowings under the Pharmakon Loan Agreement, contain customary representations and warranties and customary affirmative and negative covenants, including limitations on the Company’s ability to dispose of assets, enter into merger, consolidation or acquisition transactions, and incur additional debt. The Company monitors these covenants and is in compliance as of the date of this Quarterly Report.

As of March 31, 2024, future principal payments are due as follows (in thousands):

2024	$—
2025	—
2026	6,250
2027	25,000
2028	18,750
2029 and thereafter	402,500
Total principal payments	$452,500
Less: debt issuance costs	(14,956)
Total interest-bearing loans and borrowings	$437,544

6. Share-based compensation

Under the Company’s Equity Incentive Plan, or EIP, the Company may grant market value options, share appreciation rights or restricted shares, restricted share units, performance share units and other share-based awards to the Company’s employees. The Company’s board members and consultants are eligible to receive awards under the Company’s non-employee sub-plan to the EIP. Awards may be granted at such times as the Company may determine, but will generally be granted annually following the end of the financial year. Awards vest at such times and as specified in the award agreement, typically being over a four-year period, although the Company retains the discretion to provide for other vesting schedules. If the participant violates the non-competition, non-solicitation, confidentiality or other similar restrictive covenant provisions of any employment contract, the right of the participant to receive these shares on vesting shall terminate immediately. The Company maintains discretion over the type and terms of equity awards granted. All awards lapse on the tenth anniversary from the date of grant, and they are not subject to performance conditions or entitled to dividends. The Company has reserved 5,722,132 authorized shares for future issuance under the EIP.

The following table shows the total share-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,980	$1,696
Selling, general and administrative	$6,984	$6,562

Share option activity

The number and weighted average exercise prices of share options are as follows:

	Number of Share Options (#)	Weighted Average Exercise Price ($)	Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	8,967,882	$27.06	7.1 years	$369,976
Awards granted	868,467	70.34
Awards exercised	(280,436)	18.61
Awards forfeited	(17,995)	43.70
Outstanding as of March 31, 2024	9,537,918	$31.22	7.2 years	$326,131
Exercisable as of March 31, 2024	6,161,067	$23.70	6.6 years	$322,992

As of March 31, 2024, total unrecognized compensation expense related to share options granted but not vested was $56.7 million, which the Company expects to recognize over a remaining weighted-average period of 1.2 years.

Awards granted in the three months ended March 31, 2024 and 2023 have been valued using the Black-Scholes option pricing model. The assumptions used in the models for share options granted during the three months ended March 31, 2024 and 2023, are as follows:

Three Months Ended March 31,
	2024	2023
Share price at grant date	$67.51 - $70.50	$57.00 - $64.53
Exercise price	$67.51 - $70.50	$57.00 - $64.53
Expected volatility	59.94% - 66.17%	71.57% - 72.05%
Expected life (years)	5 years - 5.5 years	5 years
Risk free rate	3.93% - 4.30%	3.57% - 4.06%
Fair value	$39.50 - $40.47	$35.14 - $39.92

Share options are not entitled to receive dividends.

7. Basic and diluted net loss per share

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(24,436)	$(19,449)
Basic and diluted weighted-average number of shares outstanding	49,877,218	48,183,771
Basic and diluted net loss per share	$(0.49)	$(0.40)

The potential shares through share options of 9,537,918 and 10,290,982 for the three months ended March 31, 2024 and 2023, respectively, have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect.

For the three months ended March 31, 2024, shares issuable upon the potential conversion of all of the Notes (as defined in Note 5. “Non-current interest-bearing loans and borrowings”) were excluded from the calculation of diluted loss per share because they were anti-dilutive. Diluted earnings per share for the Notes is calculated under the if-converted method in accordance with ASC 260, Earnings Per Share.

8. Income taxes

Income tax expense is recognized at an amount determined by multiplying the net loss before income taxes for the interim reporting period by the Company’s estimated annual effective tax rate, adjusted for the tax effect of certain items recognized in full in the interim period. As such, the effective tax rate in the condensed consolidated financial statements may differ from the Company’s estimate of the effective tax rate for the Company’s audited financial statements for the year ending December 31, 2024.

The Company’s consolidated estimated effective tax rate for the three months ended March 31, 2024 was 1.5%. During the three months ended March 31, 2024, the Company recorded a tax charge of $0.4 million, compared to a tax charge for the three months ended March 31, 2023 of $0.3 million. The Company continues to benefit from the U.K. large company, Research & Development Expenditure Credit, or RDEC, regime which can generate a cash rebate of up to 15% of qualifying research and development expenditures incurred after April 1, 2023. Tax credits receivable under the RDEC regime are recorded “above the line” as a reduction from research and development expenses. For the three months ended March 31, 2024, the Company excluded the United Kingdom from the calculation of the Annual Estimated Tax Rate, or AETR, as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.

A net deferred tax asset of $10.8 million has been recognized as of March 31, 2024 (December 31, 2023: $11.0 million) primarily representing research and development credits and share-based compensation for one of the Company’s U.S. subsidiaries, Immunocore LLC, following an annual assessment, or periodically as required, of all available and applicable information, including its forecasts of costs and future profitability and the resulting ability to reverse the recognized deferred tax assets over a short period of time.

During the three months ended March 31, 2024, the Company received U.K. tax credits of $0 relating to research and development expenditure in the year ended December 31, 2023. During the three months ended March 31, 2024, the Company made tax payments of $0.1 million in relation to estimated U.S. corporate income taxes for 2023.

9. Commitments and contingencies

Lease Commitments

The maturities of operating lease liabilities as of March 31, 2024 are as follows (in thousands):

2024
2024	$2,700
2025	3,852
2026	3,838
2027	3,661
2028	3,844
2029 and thereafter	42,211
Total lease payments	60,106
Less imputed interest	(24,874)
Present value of operating lease liabilities	$35,232

Manufacturing Commitments

The Company enters into a number of manufacturing commitments for the future purchase of materials and contract manufacturing services. While the majority of such contracts can be cancelled on reasonable notice, due to the significant ongoing expenditure associated with the Company’s programs, including brenetafusp (IMC-F106C), the Company estimates it has noncancellable commitments in relation to the development and supply of product candidates totaling, $11.7 million, which are expected to be paid during the remainder of 2024.

Legal proceedings

The Company is not currently a party to any material legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report. The following discussion is based on our financial information prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP, as found in the Accounting Standards Codification and Accounting Standards Update of the Financial Accounting Standards Board and the rules and regulations of the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. We also recommend that you read our discussion and analysis of financial condition and results of operations together with our audited financial statements and notes thereto, and the section entitled “Risk Factors”, each of which appear in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024, or, our Annual Report as well as the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a commercial stage biotechnology company pioneering and delivering transformative immunomodulating medicines to radically improve outcomes for patients with cancer, infectious diseases, and autoimmune diseases. Leveraging our proprietary, flexible, off-the-shelf ImmTAX (Immune mobilizing monoclonal TCRs Against X disease) platform, with a pipeline in multiple therapeutic areas, including nine active clinical and pre-clinical programs in oncology, infectious disease, and autoimmune disease.

In 2022, we received approval for our lead product, KIMMTRAK, for the treatment of unresectable metastatic uveal melanoma from the FDA, the European Commission, and other health authorities. KIMMTRAK is now approved in 38 countries for the treatment of unresectable or mUM. We have launched KIMMTRAK in 17 countries globally to date and we plan to launch KIMMTRAK in additional countries, if approved in those countries, in 2024.

KIMMTRAK is the lead product from our ImmTAX platform and was the first approved new therapy in mUM in four decades. To date, we have treated over 2,000 cancer patients with KIMMTRAK, tebentafusp, and our other ImmTAX product candidates, which we believe is the largest clinical data set of any T cell engager bispecific in solid tumors and any TCR therapeutic. Our clinical programs are being conducted with patients with a broad range of cancers including melanoma, ovarian, lung, endometrial, and colorectal, among others. We believe that these other tumor types have large addressable patient populations and significant unmet need. We are progressing two late-stage clinical programs within our ImmTAC (Immune mobilizing monoclonal TCRs Against Cancer) portfolio, including KIMMTRAK and the PRAME-targeted brenetafusp (IMC-F106C).

Since our inception, we have focused on organizing and staffing our company, raising capital and performing research and development activities to advance our research, development and technology, and commercializing KIMMTRAK. While we have successfully generated revenue from KIMMTRAK, which is our first marketed product, our ability to generate higher levels of product revenue from other marketed products, which may never be fully developed or commercialized, depends on the successful development and regulatory approval of one or more of our product candidates and our ability to finance operations. Since inception, through to March 31, 2024, we have raised an aggregate of $1,677 million through our initial public offering, private placements of our ordinary and preferred shares, debt financings, and historical payments from our collaboration partners. These funds have been and are being used to fund operations and invest in activities for technology creation, drug discovery and clinical development programs, infrastructure, creation of portfolio of intellectual property and commercial and administrative support.

We have incurred significant operating losses and expect to continue to incur significant expenses and operating losses for the near future. These net losses were $24.4 million and $19.4 million, for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, our accumulated deficit was $769.1 million. We expect to continue to incur significant and increasing expenses and to incur operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

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

Recent Developments

In April 2024, we announced that data from the Phase 1/2 study with brenetafusp in patients with late-line cutaneous melanoma was selected for oral presentation at the annual ASCO meeting on May 31, 2024. These patients were all previously treated with anti-PD1 and the vast majority having received ipilimumab. We will also present four posters, including one trial-in-progress poster of the Phase 3 PRISM-MEL301 trial with brenetafusp in combination with nivolumab versus standard nivolumab regimens in HLA-A*02:01+ patients with first-line advanced melanoma, and three posters sharing clinical and translational data about KIMMTRAK in metastatic uveal melanoma.

In March 2024, we presented two preclinical posters at the 2024 Conference on Retroviruses and Opportunistic Infections (CROI).

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

Collaboration revenue

Collaboration revenue arose under our collaboration agreement with Genentech. In February 2023, we and Genentech agreed to wind down the co-funding arrangements and clinical trial for IMC-C103C. We could be eligible to receive development and commercial milestone payments and royalties from Genentech on any sales of MAGE-A4 HLA-A02 targeted products arising under the Genentech collaboration.

Collaboration revenue consisted of non-refundable upfront payments, development milestones as well as reimbursement of research and development expenses. As of December 31, 2023, we determined our performance obligation under the collaboration with Genentech was complete.

Cost and Operating Expenses

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

Research and development expense

Research and development, or R&D, expenses consist primarily of costs incurred for current or planned investigations undertaken with the prospect of gaining new scientific or technical knowledge and understanding and consist primarily of personnel-related costs, including salaries and share-based compensation expense for the various R&D departments, costs associated with clinical trial activities undertaken by contract research organizations, or CROs, and external manufacturing costs associated with R&D undertaken by contract manufacturing organizations, or CMOs, R&D laboratory consumables, internal clinical trial expenses, payments for purchased rights and milestones in connection with third-party In-process R&D, or IPRD, agreements, costs associated with maintaining laboratory equipment, costs associated with our R&D facilities, including a reasonable allocation of overhead costs, and reductions from expenses for R&D tax credits. R&D expenses are expensed as incurred, although the timing of expense recognition can vary with contractual and payment terms in order to determine when services are received.

R&D expenses incurred with external organizations to undertake R&D activities on our behalf typically relate to clinical programs and are assigned to the individual programs in tables further below. However, for certain pre-clinical programs and other research spend incurred externally, such spend is not assigned to individual programs. Internal R&D expenses primarily relate to personnel-related costs, facilities, and R&D laboratory consumables and due to the cross-functional expertise of our people, it is not possible to provide a breakdown of internal costs by program.

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

Research and development tax credits

As a company that carries out extensive R&D activities, we benefit from the U.K. R&D tax regime. For certain specific categories of expenditure, we have benefited from the Research and Development Expenditure Credit, or RDEC, program for the three months ended March 31, 2024. R&D tax credits are presented as a reduction to R&D expenses. On April 1, 2023, the headline rate under the RDEC program increased from 13% to 20% and can generate cash rebates of up to 15% (increased from 10.5%) on qualifying R&D expenditure incurred from this date.

Amendments to the U.K. R&D tax credit regime that are contained in the Finance Bill currently proceeding through the U.K. Parliament with effect from April 1, 2024 (i) (unless limited exceptions apply) introduce restrictions on the tax relief that can be claimed for expenditure incurred on sub-contracted R&D activities or externally provided workers, where such sub-contracted activities are not carried out in the United Kingdom or such workers are not subject to U.K. payroll taxes, and (ii) merge the Small and Medium-sized Enterprise Program and the RDEC program into a single scheme.

Selling, general and administrative expense

Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related costs, including salaries and share-based compensation expense, for selling, corporate and other administrative and operational functions including finance, legal, human resources, commercial-related expenses, information technology, as well as a proportion of facility-related costs.

Following our commercialization of KIMMTRAK and our substantial increase in planned R&D expenses, as explained above, we also expect that our SG&A expenses will increase. We expect that we will incur increased selling, distribution, commercial, accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and further public relations expenses associated with being a public company operating in multiple territories. We anticipate that the additional costs for these services will substantially increase our SG&A expenses. Additionally, if and as we receive further regulatory approvals of product candidates, we anticipate an increase in payroll and expenses in connection with our commercial operations. We have experienced, and may continue to experience, increased personnel costs attributable to offering and maintaining competitive salaries and other impacts due to rising global inflation.

Interest income

Interest income arises on cash balances and short-term money market funds. Our interest income may fluctuate depending on the movement of interest rates and our total amount of cash and cash equivalents.

Interest expense

Interest expense represents costs under our interest-bearing loans and borrowings under the effective interest method.

Foreign currency loss

These losses arise on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, including our cash and cash equivalent balances. Our foreign currency losses can vary significantly between periods as a result of volatility in foreign exchange rates.

Other expense, net

Other expense, net arises primarily on loan and borrowing costs and other items.

Income tax expense

We are subject to corporate taxation in the United Kingdom. Our wholly owned U.S. subsidiaries, Immunocore LLC and Immunocore Commercial LLC, are subject to corporate taxation in the United States. Our wholly owned Irish subsidiary is subject to corporate taxation in Ireland. Our wholly owned Swiss subsidiary is subject to corporate taxation in Switzerland. Due to the nature of our business and on a consolidated basis, we have generated losses since inception. Our income tax expense represents the sum of income taxes payable in the United States, Ireland and Switzerland, offset by deferred tax credits arising on deferred tax assets generated.

Un-surrendered tax losses are carried forward to be offset against future taxable profits. After accounting for tax credits receivable, there were accumulated tax losses available for carry forward in the United Kingdom of $312 million as of March 31, 2024. A full valuation allowance is recognized in respect of accumulated tax losses and other temporary differences in the United Kingdom because future profits are not sufficiently certain. A deferred tax asset is, however, recognized in respect of the subsidiary in the United States, relating to unused tax credits on share-based compensation expense and other temporary differences on the basis that we expect to continue generating U.S. taxable income against which deductible temporary differences can unwind.

As we begin to generate significant net product revenue, we may benefit from the U.K.’s “patent box,” which allows profits attributable to revenues from patents or patented products to be taxed at a lower rate than other revenue. The rate of tax for relevant streams of revenue for companies receiving this relief will be 10%.

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

The following table summarizes our total revenue (in thousands):

	Three Months Ended March 31,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
Product revenue, net	$70,342	$51,581	$18,761	36.4%
Collaboration revenue	160	3,078	(2,918)	(94.8)%
Total revenue	$70,502	$54,659	$15,843	29.0%

Product revenue, net

Product revenue, net from the sale of KIMMTRAK is presented by country / region based on location of the end customer below (in thousands).

	Three Months Ended March 31,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
United States	$50,026	$36,224	$13,802	38.1%
Europe	18,952	15,124	3,828	25.3%
International	1,364	233	1,131	485.4%
Total product revenue, net	$70,342	$51,581	$18,761	36.4%

For the three months ended March 31, 2024, we generated product revenue, net of $70.3 million due to the sale of KIMMTRAK, of which $50.0 million was in the United States, $19.0 million in Europe (including the impact of a net increase in estimated reserves related to prior periods of $5.4 million) and $1.4 million in International. Product revenue, net increased in the three months ended March 31, 2024 as compared to March 31, 2023, due primarily to increased volume in the United States and global country expansion, as we continued our commercialization efforts.

Collaboration revenue

Revenue from collaboration agreements decreased by $2.9 million to $0.2 million in the three months ended March 31, 2024, compared to $3.1 million for the three months ended March 31, 2023. This decrease was due to our February 2023 agreement with Genentech under the terms of our Genentech Collaboration, our only remaining revenue collaboration, to close the Phase 1 clinical trial and for the parties to fulfill the remaining obligations in relation to the trial.

R&D Expenses

The following table summarizes our R&D expenses (in thousands):

	Three Months ended March 31,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
Tebentafusp programs	$5,894	$4,121	$1,773	43.0%
PRAME programs	26,700	8,795	17,905	203.6%
Infectious disease programs	2,246	1,748	498	28.5%
All other external clinical and pre-clinical costs	6,499	4,526	1,973	43.6%
Total external R&D expenses	41,339	19,190	22,149	115.4%
Internal R&D expenses:
Salaries and other employee-related costs	9,754	9,180	574	6.3%
Share-based compensation expense	1,980	1,696	284	16.7%
All other internal R&D costs	6,209	7,237	(1,028)	(14.2)%
U.K. R&D tax credits	(1,823)	(731)	(1,092)	149.4%
Total internal R&D expenses	16,120	17,382	(1,262)	(7.3)%
Total R&D expenses	$57,459	$36,572	$20,887	57.1%

For the three months ended March 31, 2024, our R&D expenses were $57.5 million, as compared to $36.6 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, our external R&D expenses increased by $22.1 million due to $17.9 million in expenses incurred for our PRAME programs due primarily to the initiation of our Phase 3 clinical trial.

SG&A Expenses

For the three months ended March 31, 2024, our SG&A expenses were $39.3 million, as compared to $32.6 million for the three months ended March 31, 2023, reflecting an increase of $6.7 million. SG&A expenses for three months ended March 31, 2024 and 2023 comprised the following (in thousands):

	Three Months Ended March 31,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
Share-based compensation expense	$6,984	$6,562	$422	6.4%
Salaries and other employee-related costs	14,840	9,244	5,596	60.5%
Selling and commercial costs	10,649	10,244	405	4.0%
Other administrative expenses	6,814	6,517	297	4.6%
Total SG&A expenses	$39,287	$32,567	$6,720	20.6%

Salaries and other employee-related costs increased by $5.6 million during the three months ended March 31, 2024, primarily due to an increase in the number of employees engaged in business support functions, including medical and regulatory activities to support our growing pipeline and commercial activities. In addition, the internalizing of our U.S. salesforce in the second half of 2023 increased salaries and other employee-related costs for the three months ended March 31, 2024, as these costs were included within selling and commercial costs for the three months ended March 31, 2023.

Interest Income and Interest Expense

For the three months ended March 31, 2024, interest income was $8.2 million compared to $3.1 million for the three months ended March 31, 2023. This increase of $5.1 million reflects higher levels of cash and cash equivalents held in 2024 relative to 2023 due to the net cash proceeds from the Notes issued in February 2024 and increases in interest rates earned on our cash and cash equivalents balances. For the three months ended March 31, 2024, interest expense was $3.2 million compared to $1.3 million for the three months ended March 31, 2023, and the increase was primarily related to our Notes issued in February 2024.

Foreign Currency Loss

For the three months ended March 31, 2024, foreign currency loss was $2.4 million compared to a loss of $6.0 million for the three months ended March 31, 2023. This change of $3.6 million reflects smaller exchange rate movements in 2024.

Income Tax Expense

For the three months ended March 31, 2024, the income tax charge amounted to $0.4 million compared to a $0.3 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Although we have recorded product revenue for sales of KIMMTRAK in the three months ended March 31, 2024, we have continued to incur operating losses and negative cash flows from our operations since our inception. We have an accumulated deficit of $769.1 million as of March 31, 2024.

Since our inception, we have funded our operations primarily with proceeds from sales of equity securities, debt financing, product and pre-product revenue and payments from collaboration partners. Through March 31, 2024, we have raised an aggregate of $1,677 million. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $832.8 million and $442.6 million, respectively.

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

On September 9, 2022, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may issue and sell ADSs, each representing one ordinary share, having an aggregate offering price of up to $250 million, from time to time, in one or more at-the-market offerings, for which Jefferies will act as sales agent and/or principal. The at-the-market facility has been registered under the Securities Act pursuant to our Registration Statement on Form F-3ASR (File No. 333-264105). As of March 31, 2024, no issuances or sales had been made pursuant to the Sales Agreement.

We entered into a loan with Pharmakon Advisors, LP, or the Pharmakon Loan Agreement, in November 2022, under which we have borrowed $50 million, which bears interest at a fixed rate of 9.75% and is due to mature in November 2028.

On February 2, 2024, we completed a private offering of $402.5 million aggregate principal amount of the Notes. Our net proceeds from the offering of the Notes were $389.1 million, after deducting the initial purchasers’ discounts and commissions and other offering expenses. The Notes are senior, unsecured obligations of the Company and will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. The Notes will accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024, at a rate of 2.50% per year. Our intention is to use part of the proceeds to repay in full, loans outstanding under the Pharmakon Loan Agreement in the fourth quarter of 2024. As of the date of this Quarterly Report, we have not yet repaid those loans and our indebtedness includes both the Pharmakon Loan Agreement and the Notes.

Other than the abovementioned loan facilities we currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our lease obligations and supplier purchase commitments.

Cash Flows

As of March 31, 2024, we had cash and cash equivalents of $832.8 million, as compared with $442.6 million as of December 31, 2023. Our working capital was $770.7 million as of March 31, 2024, as compared with $389.8 million as of December 31, 2023.

The following table summarizes the primary sources and uses of cash for each period presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents at beginning of the period	$442,626	$402,472
Net cash (used in) / provided by operating activities	(4,587)	10,539
Net cash used in investing activities	(430)	(3,001)
Net cash provided by financing activities	396,012	6,139
Net foreign exchange difference on cash held	(800)	2,228
Cash and cash equivalents at end of the period	$832,821	$418,377

Net cash used in our operating activities was $4.6 million for the three months ended March 31, 2024, as compared to cash provided by operating activities of $10.5 million for the three months ended March 31, 2023. The decrease of $15.1 million in the three months ended March 31, 2024 was primarily due to increases in clinical trial expenditures, partially offset by an increase in revenue and net interest income.

Net cash used in investing activities was $0.4 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively. The net cash used in investing activities during both periods was primarily related to purchases of property and equipment.

Net cash provided by our financing activities during the three months ended March 31, 2024 was $396.0 million as compared to $6.2 million for the three months ended March 31, 2023. The increase of $389.9 million was the result of the net cash proceeds from the Notes of $390.2 million with no similar proceeds in the three months ended March 31, 2023.

Future Capital Requirements

We expect to continue to incur significant operating losses in the foreseeable future and expect our expenses to increase in connection with our ongoing activities, particularly as we continue to commercialize KIMMTRAK in additional territories, continue R&D and the advancement of our product candidates through preclinical and clinical development, and seek regulatory approval and pursue commercialization of any approved product candidates. In addition, since our initial public offering in February 2021, we have incurred additional costs associated with operating as a public company, which could continue to increase further in future periods.

The amounts and timing of our actual expenditure may vary significantly depending on numerous factors. Our expenses will continue to increase if, and as, we:

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
•
experience any delays, interruptions or encounter issues with any of the above, including any delays or other impacts as a result of the war in Ukraine, the state of war between Hamas and Israel, global geopolitical tension, worsening macroeconomic conditions, including supply chain disruptions, rising interest rates and inflation, and health epidemics or pandemics.

In order to maintain such levels of expenditure and our anticipated expenditure, we expect to raise further funds by exploring debt or equity financing, or potentially further collaborations, in the future. The amount we are able to raise from these options can vary with market conditions, including the impacts of recently worsening macroeconomic conditions such as supply chain disruptions, rising interest rates and volatility in the capital markets, and our long-term strategy as a company is dependent on our ability to successfully raise such funding. Moreover, we have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

We held cash and cash equivalents of $832.8 million as of March 31, 2024. Based on our current operating plans, we expect that our existing cash and cash equivalents, along with anticipated revenue from KIMMTRAK, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report. Given our need for additional financing to support the long-term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.

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

•	the time and costs required to perform R&D to identify and characterize new product candidates from our research programs;
•	the time and cost necessary to obtain regulatory authorizations and approvals that may be required by regulatory authorities to execute clinical trials or commercialize our products;
•	the amount of sales and other revenues from KIMMTRAK in the United States, Europe, and other regions, if approved;
•	our ability to successfully commercialize our other product candidates;
•	our ability to have clinical and commercial products successfully manufactured consistent with FDA, regulations of the EU and other authorities’ regulations;
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

Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements as well as grant funding. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. Further, to the extent that we raise additional capital through the sale of ordinary shares or securities convertible or exchangeable into ordinary shares, our shareholders’ ownership interest will be diluted. If we raise additional capital through debt financing, it would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding on favorable terms when needed, we may have to delay, reduce the scope of or terminate one or more of our R&D programs or clinical trials.

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

Contractual Obligations

Leases and manufacturing

As part of our ongoing operations, we have material contractual lease obligations over expected lease terms of several years and expiry dates extending to 2043 primarily for our most significant facilities in the United Kingdom. These obligations and potential obligations could result in payments of up to $60.1 million. The majority of such payments represent longer-term commitments as outlined in the notes to our condensed consolidated financial statements. The lease agreements are cancellable assuming certain conditions are met prior to expiry. We expect to continue to incur expenses for such leases for the foreseeable future. As we continue to grow, launch further products or expand our operations in other countries, we may determine that it is necessary to enter into further lease agreements, which would further increase our cash outflows. Further obligations or commitments in the near term relate to our capital expenditure requirements for the purpose of improving our leased facilities. If we continue to grow, such commitments may become significant in value.

We have a number of existing manufacturing obligations, some of which relate to the manufacture of KIMMTRAK. We have similar obligations related to our earlier stage programs. These obligations and potential obligations could result in payments of up to $11.7 million, and are expected to increase as we commit to advancing the development of our brenetafusp (IMC-F106C) program in 2024 and beyond. While we have already incurred costs for commercial launches in the United States, Europe and other territories, additional manufacturing obligations may arise in future in relation to product sales in these territories. We have also entered into third-party agreements relating to marketing and distribution. The majority of such obligations have standard payment terms, and our level of non-cancellable commitments with such parties is not considered material. To meet demand, we may amend or enter into further agreements with CMOs or other parties which could cause our cash requirements to increase. While receipts from the sale of KIMMTRAK or other future products may fund our ongoing manufacturing and sales efforts, there can be no assurance that we will earn such revenues. In the longer term, if we received regulatory approval for our other product candidates, we would expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

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

Financing obligations

We are required to make interest payments for our Notes issued on February 2, 2024. As of March 31, 2024, we had $402.5 million aggregate principal amount of Notes outstanding, which will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. See Note 5. “Non-current interest-bearing loans and borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report for further information.

We are also required to make interest payments, and, from 2026 onward, repayments of principal borrowings under our Pharmakon Loan Agreement, until at least 2028. The loan liability as of March 31, 2024 was $48.1 million and further details regarding this loan facility are provided in Note 5. “Non-current interest-bearing loans and borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report. We have the option to draw down a further $50 million under our Pharmakon Loan Agreement.

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

Our Key Collaboration Agreements

Genentech Collaboration

In June 2013, we entered into a research collaboration and license agreement, or the 2013 Genentech Agreement, with Genentech, and F. Hoffmann-La Roche Ltd, or Roche, pursuant to which we, along with Genentech and Roche, agreed to collaborate in the development, manufacture and ultimately, commercialization of soluble TCR bispecific therapeutic candidate compounds. Under the 2013 Genentech Agreement, Genentech paid us an initial upfront payment of $20 million in exchange for exclusive licenses to two of our targets, MAGE-A4 and an undisclosed target. The first pre-clinical program nominated under the 2013 Genentech Agreement was target MAGE-A4, which we refer to as our IMC-C103C program.

In February 2023, Genentech accepted our proposal to cease co-funding the development of MAGE-A4 HLA-A02 targeted programs, except for our equal share of the wind-down costs of the IMC-C103C Phase 1 clinical trial. Genentech will acquire an exclusive worldwide license to the MAGE-A4HLA-A02 soluble TCR bispecific therapeutic candidate compounds and will be fully responsible for all further development and commercialization of such candidate compounds, at its expense. As of December 31, 2023, we determined our performance obligation under the collaboration with Genentech was complete. We are eligible to receive development and commercial milestone payments plus royalties from Genentech on any sales of MAGE-A4 HLA-A02 targeted products arising under the Genentech Agreement. Any future milestones will be recorded when they become probable of being achieved.

BMS Collaboration

In February 2024, we entered into a clinical trial collaboration and supply agreement with BMS, or the BMS Agreement, to investigate our ImmTAC bispecific TCR candidate targeting PRAME HLA-A02, brenetafusp (IMC-F106C), in combination with BMS’s nivolumab, in first-line advanced cutaneous melanoma. Under the terms of the BMS Agreement, we will sponsor and fund the registrational Phase 3 clinical trial of brenetafusp in combination with nivolumab in first-line advanced cutaneous melanoma (PRISM-MEL-301), and BMS will provide nivolumab. No monetary consideration is transferred as a result of the BMS Agreement.

Gadeta Collaboration

In December 2022, we entered into a Collaboration, Option and License Agreement, or the Gadeta Collaboration, with Gadeta B.V., or Gadeta, which was acquired by Clade Therapeutics, or Clade, in October 2023. Under the Gadeta Collaboration, we will collaborate on ‘201 γδ-TCR target discovery, and we will have the option to develop ImmTAC therapies derived from the ‘201 TCR as part of the research collaboration. Following the acquisition of Gadeta by Clade, the rights under the Gadeta Collaboration were transferred to Ateda Therapeutics, or Ateda. Our rights and obligations have not altered through this transfer and we have an option for an exclusive license to further research, develop and commercialize an ImmTAC candidate from the Gadeta Collaboration. If we exercised this option, Gadeta could be eligible to receive further payments from us. We have made payments totaling $2.0 million to Gadeta under the Gadeta Collaboration as of March 31, 2024. Any further payments under the Gadeta Collaboration will be due to Ateda. In April 2024, it was announced that Clade has agreed to be acquired by Century Therapeutics, and we do not expect our rights or obligations to be affected by the acquisition.

Critical Accounting Estimates

Our condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the value of assets and liabilities—as well as contingent assets and liabilities—as reported on the balance sheet date, and revenues and expenses arising during the fiscal period.

The estimates and associated assumptions are based on information available when the condensed consolidated financial statements are prepared, historical experience and various other factors which are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Existing circumstances and assumptions about future developments, however, may change due to market changes or circumstances arising that are beyond our control. Hence, estimates may vary from the actual values.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which they become known and are applied prospectively.

Those judgments and estimates made, together with our significant accounting policies, are set out in our Annual Report.

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

Judgment is also required in determining expected rebate percentages for the amount of net product revenue in France. Rebates payable to the Economic Committee for Health Products, or CEPS, under early access and commercial programs are subject to a high degree of estimation uncertainty. Our estimate of these rebates represents the difference between the expected agreed price for the commercial sale of KIMMTRAK in France, which is subject to negotiation, and the initial price of tebentafusp and KIMMTRAK sold under early access and commercial programs until this price is agreed. Analysis of further legislative requirements, sales volumes and the expected benefit of KIMMTRAK to patients in France is also required in the assessment of rebates payable. We apply judgement to assess internal targets, pricing information of other therapies approved for sale in France, information obtained from price negotiations of KIMMTRAK in other countries, and information connected with KIMMTRAK’s safety profile when forming our estimated rebate deduction from revenue. A similar approach is taken across other European markets, with judgements made in line with expected pricing outcomes.

Our total accrued revenue deductions as of March 31, 2024 were $85.9 million, including amounts of $77.3 million for the critical estimates subject to greater estimation uncertainty and judgments described above. These are included within Accrued expenses and other current liabilities and Accrued expenses, non-current in the Condensed Consolidated Balance Sheet as of March 31, 2024.

A 20% increase or decrease in estimates of expected rebate and chargeback percentages for amounts payable to governments or government agencies for the critical estimates described above would have resulted in a $15.5 million reduction or increase in Product revenue, net reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024. We believe our expected values of accruals reported in the Condensed Consolidated Balance Sheet are materially appropriate; however, due to the uncertainties and judgements outlined above, it is possible eventual amounts could significantly differ to these estimates. For critical estimates reported as of December 31, 2023 where the uncertainty remains unresolved, additional information in the three months ended March 31, 2024, resulted in a change in estimate of $5.4 million net increase to our total accrued revenue deductions as of March 31, 2024.

Recently Issued and Adopted Accounting Pronouncements

We discuss the effect of recently issued and adopted pronouncements in Note 2. “Summary of Significant Accounting Policies” to the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Our exposure to changes in interest rates relates to investments in deposits and to changes in the interest for overnight deposits. Changes in the general level of interest rates may lead to an increase or decrease in the fair value of these investments. All of our interest-bearing loans and borrowings have a fixed rate of interest.

We are currently not subject to interest rate risks related to any other liabilities shown in the Condensed Consolidated Balance Sheets.

Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to fluctuations in value of foreign currency cash and cash equivalent balances held by our main operating subsidiary in the United Kingdom, our operating activities in the United States, and outsourced supplier agreements denominated in currencies other than pound sterling. We minimize foreign currency risk by maintaining cash and cash equivalents of each currency at levels sufficient to meet foreseeable expenditure to the extent practical

Our cash and cash equivalents were $832.8 million and $442.6 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, 89.0% of our cash and cash equivalents were held by our U.K. subsidiary, of which 13.9% were denominated in pounds sterling, 83.4% were denominated in U.S. dollars and 2.7% were denominated in euros. The significant remainder of our cash and cash equivalents are held in the United States and denominated in U.S. dollars. Changes in exchange rates had a material impact on U.S. dollar balances held by our main operating subsidiary in the United Kingdom, which resulted in foreign exchange losses in the Condensed Consolidated Statements of Operations and Comprehensive Loss due to the depreciation of the subsidiary’s U.S. dollars in pounds sterling terms. Further movements in exchange rates or returns to previous exchange rate levels have caused, and may continue to cause, material fluctuations or equivalent losses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

A five percentage point increase in exchange rates would reduce the carrying value of net financial assets and liabilities held in foreign currencies as of March 31, 2024 by $10.5 million and as of December 31, 2023 by $6.0 million. A five percentage point decrease in exchange rates would increase the carrying value of net financial assets and liabilities held in foreign currencies as of March 31, 2024 by $10.5 million and as of December 31, 2023 by $6.0 million.

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

We continually monitor our positions with, and the credit quality of, the financial institutions and corporations, which are counterparts to our financial instruments and do not anticipate non-performance. The maximum default risk corresponds to the carrying amount of the financial assets shown in the Condensed Consolidated Balance Sheets. We monitor the risk of a liquidity shortage. The main factors we consider are the maturities of financial assets as well as expected cash flows from equity measures.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Our business has significant risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in Part I, Item 1A. “Risk Factors” in our Annual Report. These are not the only risks facing our business. Other risks and uncertainties that we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition and future results. Risks we have identified but currently consider immaterial could still also materially adversely affect our business, financial condition and future results of operations if our assumptions about those risks are incorrect or if circumstances change.

There were no material changes during the period covered in this Quarterly Report to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

		Incorporation by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filing Date
3.1	Articles of Association of Immunocore Holdings plc	20-F	001-39992	1.1	March 25, 2021
4.1	Indenture, dated as of February 2, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39992	4.1	February 2, 2024
4.2	Form of Global Note, representing the Company’s 2.50% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-39992	4.2	February 2, 2024
31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCORE HOLDINGS PLC

Date:	May 8, 2024	By:	/s/ Bahija Jallal
			Name	Bahija Jallal, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	May 8, 2024	By:	/s/ Brian Di Donato
			Name	Brian Di Donato
			Title:	Chief Financial Officer
(Principal Financial Officer)