Form 10-Q
period 2024-06-30
Immunocore Holdings plc
filed 2024-08-08
CIK 1671927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 31, 2024, the registrant had 50,018,756 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, par value £0.002, shares consisting of (i) 49,284,359 voting ordinary shares and 734,397 non-voting ordinary shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report"), contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include, but are not limited to, statements about:
•the therapeutic potential and expected clinical benefits of KIMMTRAK;
•the safety, efficacy and clinical progress of our various ongoing clinical programs and any planned clinical programs, including those for tebentafusp, brenetafusp (previously IMC-F106C), IMC-P115C, IMC-T119C, IMC-R117C, IMC-M113V and IMC-I109V;
•our ability to continue to generate revenues, which is dependent upon maintaining significant market acceptance among physicians, patients and healthcare payors;
•our ability to maintain regulatory approval of KIMMTRAK for metastatic uveal melanoma ("mUM") in the United States, European Union and other territories, as well as our ability to obtain and maintain regulatory approval in additional indications, jurisdictions, and the timing thereof;
•our expectations regarding the continued commercialization and marketing of KIMMTRAK for mUM, including expanding into and the related timing of reaching patients in additional indications and territories;
•our ability to build a sustainable pipeline of new medicine candidates, including but not limited to future generations of KIMMTRAK and additional product candidates identified and developed using our ImmTAX platform;
•our ability to continue successfully executing our sales and marketing strategy of KIMMTRAK in the United States, Europe and elsewhere, including continuing to successfully recruit and retain sales and marketing personnel and to successfully build the market for our medicines;
•the rate and degree of market acceptance of our product candidates among physicians, patients, patient advocacy groups, third-party payors and the medical community and our ability and our distribution and marketing partners’ ability to obtain coverage and adequate reimbursement and pricing for our medicines from government and third-party payors and risks relating to the success of our patient assistance programs;
•the initiation, timing, progress and results of our ongoing clinical trials and any planned clinical trials, including the expansion arms of such trials, for tebentafusp in advanced melanoma and adjuvant uveal (or ocular) melanoma, brenetafusp, IMC-P115C, IMC-T119C, IMC-R117C, IMC-M113V, and IMC-I109V, and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and investigational new drug application-enabling studies;
•our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations, our future expenses, including the impact thereon of rising inflation, fluctuating exchange rates and other macroeconomic factors, and our future revenues and our needs for and ability to obtain additional financing;
•our expectations regarding timing of regulatory filings for, or our ability to obtain regulatory approval of, our product candidates other than KIMMTRAK;
•our ability to obtain accelerated approval for current and future product candidates from the U.S. Food and Drug Administration ("FDA"), the European Commission, or other comparable regulatory authorities in other jurisdictions;
•our expectations regarding business disruptions affecting the initiation, patient enrollment, clinical trial site monitoring, development and operation of our current and proposed clinical trials, including as a result of a public health emergency or other global and macroeconomic factors, such as the war in Ukraine, the state of war between Hamas and Israel and the potential for a broader regional conflict in the Middle East, global geopolitical tensions, supply chain disruptions, rising interest rates and rising inflation;
•our business strategies and goals;
•our plans to collaborate, or statements regarding our current collaborations, and our ability to find future partners and collaborators;
•the performance of our third-party suppliers and manufacturers;

•our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our product candidates and our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;
•our expectations regarding competition with respect to KIMMTRAK or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
•our expectations regarding regulatory developments in the United States and other countries, including potential changes in healthcare laws and regulations;
•our financial performance and our ability to effectively manage our anticipated growth;
•our ability to identify, recruit and retain qualified employees, including key commercial or management personnel; and
•whether we are classified as a Passive Foreign Investment Company ("PFIC") for current and future periods.
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report, if any, our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"), on February 28, 2024, and in our other SEC filings. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
Immunocore Holdings plc
Condensed Consolidated Balance Sheets
(Unaudited) (In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$504,985	$442,626
Marketable securities	354,612	—
Accounts receivable, net	60,245	52,093
Prepaid expenses and other current assets	33,555	29,600
Inventory, net	3,462	4,501
Total current assets	956,859	528,820
Property and equipment, net	7,684	9,215
Operating lease right of use assets, net	32,435	33,520
Deferred tax assets, net	10,111	10,973
Other non-current assets	16,276	14,473
Total assets	$1,023,365	$597,001
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$19,947	$17,798
Accrued expenses and other current liabilities	163,762	119,835
Operating lease liabilities, current	1,387	1,388
Total current liabilities	185,096	139,021
Accrued expenses, non-current	2,089	978
Deferred revenue, non-current	5,477	5,515
Operating lease liabilities, non-current	33,445	34,633
Interest-bearing loans and borrowings	438,121	48,011
Total liabilities	664,228	228,158

Shareholders’ equity
Ordinary shares (voting and non-voting), £0.002 par value, most recent authority to allot up to a maximum nominal value of £97,454 and £109,355 shares as of June 30, 2024 and December 31, 2023, respectively, and 50,017,606 and 49,725,649 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	135	134
Deferred shares, £0.0001 par value, 5,793,501 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023.	1	1
Additional paid-in capital	1,174,147	1,149,643
Accumulated deficit	(780,726)	(744,674)
Accumulated other comprehensive loss	(34,420)	(36,261)
Total shareholders' equity	359,137	368,843
Total liabilities and shareholders' equity	$1,023,365	$597,001
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$75,347	$56,932	$145,689	$108,513
Collaboration revenue	53	2,825	213	5,903
Total revenue	75,400	59,757	145,902	114,416
Cost and operating expenses:
Cost of product revenue	(1,707)	(346)	(1,953)	(562)
Research and development expense	(51,072)	(38,158)	(108,531)	(74,730)
Selling, general and administrative expense	(38,638)	(35,010)	(77,925)	(67,577)
Loss from operations	(16,017)	(13,757)	(42,507)	(28,453)
Other income (expense):
Interest income	6,239	4,278	14,485	7,406
Interest expense	(4,277)	(1,274)	(7,516)	(2,524)
Foreign currency loss	(508)	(5,880)	(2,914)	(11,893)
Other income (expense), net	4,433	(190)	4,243	(515)
Net loss before income taxes	(10,130)	(16,823)	(34,209)	(35,979)
Income tax expense	(1,486)	(191)	(1,843)	(484)
Net loss	$(11,616)	$(17,014)	$(36,052)	$(36,463)
Other comprehensive income:
Exchange differences on translation of foreign operations	944	6,771	1,841	14,205
Total comprehensive loss	(10,672)	(10,243)	(34,211)	(22,258)

Basic and diluted net loss per share	$(0.23)	$(0.35)	$(0.72)	$(0.75)
Basic and diluted weighted-average number of shares outstanding	50,014,086	48,694,047	49,944,767	48,440,318

The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of March 31, 2024	50,006,085	$135	5,793,501	$1	$1,163,872	$(769,110)	$(35,364)	$359,534
Net loss	—	—	—	—	—	(11,616)	—	(11,616)
Other comprehensive income	—	—	—	—	—	—	944	944
Exercise of share options	11,521	—	—	—	297	—	—	297
Share-based compensation expense	—	—	—	—	9,978	—	—	9,978
As of June 30, 2024	50,017,606	$135	5,793,501	$1	$1,174,147	$(780,726)	$(34,420)	$359,137

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of March 31, 2023	48,379,409	$130	5,793,501	$1	$1,097,248	$(708,836)	$(47,239)	$341,304
Net loss	—	—	—	—	—	(17,014)	—	(17,014)
Other comprehensive income	—	—	—	—	—	—	6,771	6,771
Exercise of share options	561,940	2	—	—	11,556	—	—	11,558
Share-based compensation expense	—	—	—	—	8,821	—	—	8,821
As of June 30, 2023	48,941,349	$132	5,793,501	$1	$1,117,625	$(725,850)	$(40,468)	$351,440
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2023	49,725,649	$134	5,793,501	$1	$1,149,643	$(744,674)	$(36,261)	$368,843
Net loss	—	—	—	—	—	(36,052)	—	(36,052)
Other comprehensive income	—	—	—	—	—	—	1,841	1,841
Exercise of share options	291,957	1	—	—	5,509	—	—	5,510
Share-based compensation expense	—	—	—	—	18,995	—	—	18,995
As of June 30, 2024	50,017,606	$135	5,793,501	$1	$1,174,147	$(780,726)	$(34,420)	$359,137

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2022	48,088,346	$129	5,793,501	$1	$1,082,833	$(689,387)	$(54,673)	$338,903
Net loss	—	—	—	—	—	(36,463)	—	(36,463)
Other comprehensive income	—	—	—	—	—	—	14,205	14,205
Exercise of share options	853,003	3	—	—	17,713	—	—	17,716
Share-based compensation expense	—	—	—	—	17,079	—	—	17,079
As of June 30, 2023	48,941,349	$132	5,793,501	$1	$1,117,625	$(725,850)	$(40,468)	$351,440
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(36,052)	$(36,463)
Adjustments for:
Share-based compensation expense	18,964	17,079
Depreciation	2,003	1,981
Unrealized foreign exchange losses	1,404	11,444
Unrealized gains on marketable securities	(4,613)	—
Non-cash lease expense	864	808
Other	951	—
Changes in assets and liabilities:
Increase in accounts receivable	(8,861)	(7,176)
(Increase) decrease in prepayments and other current assets	(4,058)	15,704
Increase in accounts payable	2,164	2,962
Increase in accrued expenses	46,031	11,878
Decrease in deferred revenue	—	(3,993)
Decrease in operating lease liabilities	(1,136)	(906)
Decrease (increase) in other operating assets	92	(3,571)
Increase in other operating liabilities	1,132	837
Net cash provided by operating activities	18,885	10,584
Cash flows from investing activities
Purchase of marketable securities	(350,000)	—
Purchase of property and equipment	(761)	(4,396)
Net cash used in investing activities	(350,761)	(4,396)
Cash flows from financing activities
Proceeds from issue of convertible senior notes	402,500	—
Payments for debt issuance costs	(13,358)	—
Proceeds from exercise of share options	6,052	17,716
Net cash provided by financing activities	395,194	17,716
Increase in net cash and cash equivalents	63,318	23,904
Net foreign exchange difference on cash held	(959)	5,619
Cash and cash equivalents at beginning of period	442,626	402,472
Cash and cash equivalents at end of period	$504,985	$431,995
Supplemental disclosure of cash flow and non-cash information
Cash received for interest, net	$12,117	$4,451
Cash paid for income taxes, net	$(59)	$(220)
Purchases of property and equipment in accrued expenses and other current liabilities	$—	$239
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Description of business
Immunocore Holdings plc (collectively with its subsidiaries, the “Company”) is a public limited company incorporated in England and Wales and has the following wholly owned subsidiaries: Immunocore Limited, Immunocore LLC, Immunocore Commercial LLC, Immunocore Ireland Limited, Immunocore GmbH, and Immunocore Nominees Limited with operations based primarily in the United Kingdom and United States. The Company is pioneering and delivering transformative immunomodulating medicines to radically improve outcomes for patients with cancer, infectious diseases, and autoimmune diseases. Leveraging its proprietary, flexible, off-the-shelf ImmTAX (Immune mobilizing monoclonal TCRs Against X disease) platform, the Company’s pipeline includes nine active clinical and preclinical programs in oncology, infectious diseases, and autoimmune diseases.

In January and April 2022, the Company received approval from the U.S. Food and Drug Administration ("FDA") and European Commission, ("EC"), respectively, for its lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma and has subsequently received approvals in further territories, and the Company continues to launch and seek approvals in additional territories. KIMMTRAK is now approved in 38 countries and the Company has commercially launched the product in the United States, Germany and France, among other territories.
2. Summary of significant accounting policies
Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"), for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required for the full annual financial statements and should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"), on February 28, 2024 ("Annual Report"). The accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.
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
Significant accounting policies
With the exception of the below polices, the significant accounting policies used in the preparation of these condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 are consistent with those described in Note 2. "Summary of Significant Accounting Policies" in the Company’s Annual Report.

Collaboration and supply agreements

In February 2024, the Company entered into a clinical trial collaboration and supply agreement with Bristol Myers Squibb ("BMS"), to investigate the Company’s ImmTAC bispecific TCR candidate targeting PRAME HLA-A02, brenetafusp (IMC-F106C), in combination with BMS’s nivolumab, in first-line advanced cutaneous melanoma (the "BMS Agreement"). Under the terms of the BMS Agreement, the Company is sponsoring and funding the registrational Phase 3 clinical trial of brenetafusp in combination with nivolumab in first-line advanced cutaneous melanoma (PRISM-MEL-301), and BMS is providing nivolumab. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to brenetafusp, which will belong solely to the Company. Given the terms of the BMS Agreement, the Company concluded that it is not within the scope of ASC 808 or ASC 606. Any relevant costs arising from the clinical trial are expensed as incurred and recorded in research and development expenses. The Company has announced the randomization of the first patient in the PRISM-MEL 301 trial in June 2024. There has been no impact to the condensed consolidated financial statements as of June 30, 2024 relating to the Company’s collaboration with BMS.
Convertible senior notes

The Company issued 2.5% Convertible Senior Notes due in 2030 in February 2024 (the "Notes"), and evaluated to determine whether they contain features that qualify as embedded derivatives in accordance with ASC 815. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. In accounting for the issuance of the Notes, the Company treats the instrument wholly as a liability, in accordance with ASC 470, as the conversion features do not require bifurcation as a derivative in accordance with ASC 815 and the Notes were not issued at a substantial premium. Costs directly associated with the borrowing have been capitalized and are netted against the corresponding debt liabilities in the Company’s Condensed Consolidated Balance Sheets at issuance and amortized over the contractual term of the convertible debt instrument using the effective interest rate method.

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
Upon consolidation, assets and liabilities of each subsidiary with a functional currency that differs to the Company’s ultimate parent are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates for each reporting period. Translation adjustments are reflected as other comprehensive income (loss).

Marketable securities

Marketable securities consist of investment funds which are measured and reported at fair value determined using quoted market prices. The investment funds are primarily invested in U.S. investment-grade debt securities, including asset-backed and mortgage-backed securities. Marketable securities are available to the Company for use in current operations and are classified as current assets. Gains and losses from marketable securities are recognized in Other income (expense), net.

Fair value measurements

Where financial and non-financial assets and liabilities are measured at fair value, the Company uses appropriate valuation techniques for which sufficient data are available to measure fair value, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs.

As of June 30, 2024 and December 31, 2023, the Company held $383.1 million and $331.0 million, respectively, of money market funds required to be measured at fair value on a recurring basis within cash and cash equivalents. In addition, as of June 30, 2024, and December 31, 2023, the Company held $354.6 million and $0 of marketable securities, respectively, including unrealized gains of $4.6 million and $0, respectively. The fair value of these cash equivalents and marketable securities is based on quoted prices from active markets (Level 1 inputs). Other financial instruments, although not recorded at fair value on a recurring basis, include cash, accounts receivable, accounts payable and debt obligations.

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

Recently issued and recently adopted accounting pronouncements

In March 2024, the SEC issued Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The final rule requires registrants to provide climate-related disclosures in their annual reports and registration statements, beginning with annual reports for the year ending December 31, 2025, for calendar-year-end large accelerated filers. In April 2024, the SEC issued an order staying the final rule pending the completion of legal challenges to the final rule. The Company is currently assessing the impact of this final rule and the order to stay the rule on its disclosures.
3. Revenue
During the three and six months ended June 30, 2024, the Company recognized $75.3 million and $145.7 million, respectively, (2023: $56.9 million and $108.5 million, respectively) of net product revenue relating to the sale of KIMMTRAK primarily in the United States and Europe after estimated deductions for rebates, chargebacks and returns, which are recognized in Accrued expenses and other current liabilities as set out in the Company’s accounting policies included in the Annual Report.
Product revenue, net from the sale of KIMMTRAK is presented by country / region based on the location of the end customer below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$55,606	$41,056	$105,632	$77,281
Europe	15,404	15,232	34,356	30,356
International	4,337	644	5,701	876
Total product revenue, net	$75,347	$56,932	$145,689	$108,513
Product revenue, net for the three and six months ended June 30, 2024 includes $5.0 million and $7.2 million respectively (2023: $2.0 million and $1.1 million, respectively), of partnered revenue under the Company's agreement with Medison Pharma Ltd ("Medison"), and such revenue is split between its European and international markets.
Accounts receivable from contracts with customers
Accounts receivable as of June 30, 2024 and December 31, 2023 was $60.2 million and $52.1 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of June 30, 2024 and December 31, 2023 were immaterial.

Accruals for rebates, chargebacks and returns
Current and non-current accruals for rebates, chargebacks and returns as of June 30, 2024 were as follows (in thousands):

	Rebates	Chargebacks	Returns	Total
As of December 31, 2023	$63,957	$2,031	$738	$66,726
Provisions related to sales in the period	41,003	15,516	549	57,068
Adjustments related to sales in prior periods	11,208	—	—	11,208
Credits and payments made	(11,717)	(15,590)	(672)	(27,979)
As of June 30, 2024	$104,451	$1,957	$615	$107,023

Included in the above are non-current accruals for rebates, chargebacks and returns of $1.5 million and $0 as of June 30, 2024 and December 31, 2023, respectively, which are not expected to be paid in the twelve months from the balance sheet date.

For accruals for rebates, chargebacks and returns reported as of December 31, 2023 where the uncertainty remains unresolved, additional information in the three and six months ended June 30, 2024 resulted in a change in estimate of $5.8 million and $11.2 million, respectively, net increase to the Company’s total accrued revenue deductions as of June 30, 2024.

Deferred revenue
Non-current deferred revenue as of June 30, 2024 and December 31, 2023 relates to $5.0 million received from Medison in the year ended December 31, 2023. The Company expects to recognize revenue for this combined performance obligation of supplying KIMMTRAK and granting Medison the exclusive right to distribute KIMMTRAK in South America with the sale of products following potential regulatory approvals in South America. The Company estimates that product revenue recognition of this non-current deferred revenue will commence later than June 30, 2025.
4. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Rebates, chargebacks and returns	$105,547	$66,726
Clinical accruals	29,447	22,459
Employee related expenses	8,626	11,598
Commercial services	5,930	6,900
Contract manufacturing	5,327	4,356
Other taxation and social security	992	1,807
Other accruals	7,893	5,989
	$163,762	$119,835
See Note 3. “Revenue” for a detailed breakdown of rebates, chargebacks, other customer fees and returns.
Clinical accruals primarily represent unbilled work undertaken by contract research organizations ("CROs") as part of the advancement of the Company's clinical programs.

5. Non-current interest-bearing loans and borrowings
Non-current interest-bearing loans and borrowings consists of the following as of June 30, 2024 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(12,527)	$389,973	$333,712	Level 2
Pharmakon loan	50,000	(1,852)	48,148	55,384	Level 2

Non-current interest-bearing loans and borrowings consists of the following as of December 31, 2023 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$—	$—	$—	$—	Not applicable
Pharmakon loan	50,000	(1,989)	48,011	46,100	Level 2

Interest expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible senior notes
Coupon interest	$2,480	$—	$4,107	$—
Amortization of debt issuance costs	513	—	832	—
Pharmakon loan	1,284	1,274	2,577	2,524
Total interest expense	$4,277	$1,274	$7,516	$2,524
On February 2, 2024, the Company completed a private offering ("the Offering") of $402.5 million aggregate principal amount of Notes, including the exercise in full of the initial purchasers’ option to purchase up to an additional $52.5 million principal amount of Notes. The Notes were issued pursuant to an indenture, dated February 2, 2024 (the "Indenture") between the Company and U.S. Bank Trust Company, National Association, as trustee. The Company’s net proceeds from the Offering of the Notes were $389.1 million, after deducting issuance costs of $13.4 million.

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

Holders may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The Notes have an initial conversion rate of 10.5601 American Depositary Shares ("ADSs") per $1,000 principal amount of the Notes, which will be subject to anti-dilution adjustments in certain circumstances. This represented an initial conversion price of $94.70 per ADS. The number of shares that would be issuable assuming conversion of all of the Notes is 5,950,600 (assuming the maximum increase to the conversion rate in connection with a “make-whole fundamental change” (as defined in the Indenture)). Upon conversion, the Notes may be settled in shares of the Company’s ordinary shares, cash or a combination of cash and shares of the Company’s ordinary shares, at the Company’s election. Upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, in certain circumstances, be required to increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

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

If, as a result of certain changes in the law of any relevant tax jurisdiction, the Company would be required to pay additional amounts (as defined in the Indenture) on the Notes, the Company may redeem the Notes in whole, but not in part, at a tax redemption price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the tax redemption date and all additional amounts, if any, which otherwise would be payable to the date of tax redemption. Upon the Company giving notice of a tax redemption, a holder may elect not to have its Notes redeemed, in which case the holder would not be entitled to receive any additional amounts with respect to its Notes after the tax redemption date.

If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

On November 8, 2022, the Company entered into the Pharmakon loan agreement (the "Pharmakon Loan Agreement"), providing for term loans to the Company in an aggregate principal amount of up to $100 million to be funded in two tranches. The first tranche of $50 million bears interest at a fixed rate of 9.75%, which is payable quarterly in arrears, with payments commencing in 2023. The Company was required to pay a further fee of $1.25 million at the latest by June 2024, regardless of whether it elected to draw down on the second $50 million tranche under the Pharmakon Loan Agreement. The Company elected not to exercise the option to drawn down the second tranche and made the payment of $1.25 million in the three months ended June 30, 2024. The Pharmakon Loan Agreement has a maturity of November 8, 2028.

The Company has pledged its total assets of $1,023.4 million, presented in the Condensed Consolidated Balance Sheet as of June 30, 2024, as collateral for the $50 million loan drawn down under the Pharmakon Loan Agreement. In the event the Company is unable to repay the loan, the pledged assets may instead be used to repay the outstanding amount of loan and interest.
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
As of June 30, 2024, future principal payments due are as follows (in thousands):

2024	$-
2025	-
2026	6,250
2027	25,000
2028	18,750
2029 and thereafter	402,500
Total principal payments	$452,500
Less: debt issuance costs	(14,379)
Total interest-bearing loans and borrowings	$438,121

6. Share-based compensation
Under the Company’s Equity Incentive Plan ("EIP"), the Company may grant market value options, share appreciation rights or restricted shares, restricted share units, performance share units and other share-based awards to the Company’s employees. The Company’s board members and consultants are eligible to receive awards under the Company’s non-employee sub-plan to the EIP. Awards may be granted at such times as the Company may determine, but will generally be granted annually following the end of the financial year. Awards vest at such times and as specified in the award agreement, typically being over a four-year period although the Company retains the discretion to provide for other vesting schedules. If the participant violates the non-competition, non-solicitation, confidentiality or other similar restrictive covenant provisions of any employment contract, the right of the participant to receive these shares on vesting shall terminate immediately. The Company maintains discretion over the type and terms of equity awards granted. All awards lapse on the tenth anniversary from the date of grant, and they are not subject to performance conditions or entitled to dividends. The Company has reserved 5,608,325 authorized shares for future issuance under the EIP.
The following table shows the total share-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,172	$1,841	$4,152	$3,537
Selling, general and administrative	$7,828	$6,980	$14,812	$13,542
Share option activity
The number and weighted average exercise prices of share options are as follows:

	Number of share options (#)	Weighted Average exercise price ($)	Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	8,967,882	$27.06	7.1 years	$369,976
Awards granted	995,731	68.26
Awards exercised	(291,957)	18.90
Awards forfeited	(31,452)	43.42
Outstanding as of June 30, 2024	9,640,204	$31.51	7.0 years	$22,962
Exercisable as of June 30, 2024	6,612,926	$24.31	6.4 years	$58,876
As of June 30, 2024, total unrecognized compensation expense related to share options granted but not vested was $50.2 million, which the Company expects to recognize over a remaining weighted-average period of 1.1 years.
Awards granted in the three and six months ended June 30, 2024 and 2023 have been valued using the Black-Scholes option pricing model. The assumptions used in the models for share options granted during the three and six months ended June 30, 2024 and 2023, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share price at grant date	$46.05 - $62.94	$48.38 - $58.69	$46.05 - $70.05	$48.38 - $64.53
Exercise price	$46.05 - $62.94	$48.38 - $58.69	$46.05 - $70.05	$48.38 - $64.53
Expected volatility	55.24% - 57.04%	71.02% - 71.04%	55.24% - 66.17%	71.02% - 72.05%
Expected life (years)	5.5 years	5 years	5 years - 5.5 years	5 years
Risk free rate	4.34% - 4.56%	3.52% - 3.65%	3.93% - 4.56%	3.52% - 4.06%
Fair value	$25.23 - $34.99	$29.51 - $35.87	$25.23 - $40.47	$29.51 - $39.92

7. Basic and diluted net loss per share
Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(11,616)	$(17,014)	$(36,052)	$(36,463)
Basic and diluted weighted-average number of shares outstanding	50,014,086	48,694,047	49,944,767	48,440,318
Basic and diluted net loss per share	$(0.23)	$(0.35)	$(0.72)	$(0.75)
The potential shares through outstanding share options of 9,640,204 as of June 30, 2024 (June 30, 2023: 9,739,383), have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect.

For the three and six months ended June 30, 2024, shares issuable upon the potential conversion of all of the Notes (as defined in Note 5. “Non-current interest-bearing loans and borrowings”) were excluded from the calculation of diluted loss per share because they were anti-dilutive. Diluted earnings per share for the Notes is calculated under the if-converted method in accordance with ASC 260, Earnings Per Share.

8. Income taxes
Income tax expense is recognized at an amount determined by multiplying the net loss before income taxes for the interim reporting period by the Company’s estimated annual effective tax rate, adjusted for the tax effect of certain items recognized in full in the interim period. As such, the effective tax rate in the condensed consolidated financial statements may differ from the Company’s estimate of the effective tax rate for the Company’s consolidated financial statements for the year ending December 31, 2024.
The Company’s consolidated estimated effective tax rate for the six months ended June 30, 2024 was 5.4%. During the six months ended June 30, 2024, the Company recorded a tax charge of $1.8 million, compared to a tax charge for the six months ended June 30, 2023 of $0.5 million. The Company continues to benefit from the U.K. large company, Research & Development Expenditure Credit ("RDEC") regime which can generate a cash rebate of up to 15% of qualifying research and development expenditures incurred after April 1, 2023. Tax credits receivable under the RDEC regime are recorded "above the line" as a reduction from research and development expenses. For the three and six months ended June 30, 2024, the Company excluded the United Kingdom from the calculation of the annual estimated tax rate as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.
A net deferred tax asset of $10.1 million has been recognized as of June 30, 2024 (December 31, 2023: $11.0 million) primarily representing research and development credits and share-based compensation for one of the Company’s U.S. subsidiaries, Immunocore LLC, following an annual assessment, or periodically as required, of all available and applicable information, including its forecasts of costs and future profitability and the resulting ability to reverse the recognized deferred tax assets over a short period of time.

9. Commitments and contingencies
Lease commitments
The maturities of operating lease liabilities as of June 30, 2024 are as follows (in thousands):

2024	$1,714
2025	3,823
2026	3,811
2027	3,636
2028	3,818
2029 and thereafter	41,924
Total lease payments	58,726
Less imputed interest	(23,894)
Present value of operating lease liabilities	$34,832
Manufacturing commitments
The Company enters into a number of manufacturing commitments for the future purchase of materials and contract manufacturing services. While the majority of such contracts can be cancelled on reasonable notice, due to the significant ongoing expenditure associated with the Company’s programs, including brenetafusp (IMC-F106C), the Company estimates it has noncancellable commitments in relation to the development and supply of product candidates totaling $15.5 million, which are expected to be paid during the remainder of 2024.
Legal proceedings
The Company is not currently a party to any material legal proceedings.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report. The following discussion is based on our financial information prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"), as found in the Accounting Standards Codification and Accounting Standards Update of the Financial Accounting Standards Board and the rules and regulations of the Securities and Exchange Commission ("SEC"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. We also recommend that you read our discussion and analysis of financial condition and results of operations together with our audited financial statements and notes thereto, and the section entitled “Risk Factors”, each of which appear in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 28, 2024 (the "Annual Report") as well as the section titled “Special Note Regarding Forward-Looking Statements".
Overview
We are a commercial stage biotechnology company pioneering and delivering transformative immunomodulating medicines to radically improve outcomes for patients with cancer, infectious diseases, and autoimmune diseases. Leveraging our proprietary, flexible, off-the-shelf ImmTAX (Immune mobilizing monoclonal TCRs Against X disease) platform, with a pipeline in multiple therapeutic areas, including nine active clinical and preclinical programs in oncology, infectious disease, and autoimmune disease.
In 2022, we received approval for our lead product, KIMMTRAK, for the treatment of unresectable metastatic uveal melanoma from the FDA, the European Commission, and other health authorities. KIMMTRAK is now approved in 38 countries for the treatment of unresectable or mUM. We have launched KIMMTRAK in 19 countries globally to date and we plan to launch KIMMTRAK in additional countries, if approved in those countries, in 2024.
KIMMTRAK is the lead product from our ImmTAX platform and was the first approved new therapy in mUM in four decades. To date, we have treated over 2,000 cancer patients with KIMMTRAK, tebentafusp, and our other ImmTAX product candidates, which we believe is the largest clinical data set of any T cell engager bispecific in solid tumors and any TCR therapeutic. Our clinical programs are being conducted with patients with a broad range of cancers including melanoma, ovarian, lung, endometrial and colorectal, among others. We believe that these other tumor types have large addressable patient populations and significant unmet need. We are progressing three late-stage clinical programs within our ImmTAC (Immune mobilizing monoclonal TCRs Against Cancer) portfolio, including KIMMTRAK and the PRAME-targeted brenetafusp (IMC-F106C).
Since our inception, we have focused on organizing and staffing our company, raising capital and performing research and development activities to advance our research, development and technology, and commercializing KIMMTRAK. While we have successfully generated revenue from KIMMTRAK, which is our first marketed product, our ability to generate higher levels of product revenue from other marketed products, which may never be fully developed or commercialized, depends on the successful development and regulatory approval of one or more of our product candidates and our ability to finance operations. Since inception, through to June 30, 2024, we have raised an aggregate of $1,677 million through our initial public offering, private placements of our ordinary and preferred shares, debt financings, and historical payments from our collaboration partners. These funds have been and are being used to fund operations and invest in activities for technology creation, drug discovery and clinical development programs, infrastructure, creation of portfolio of intellectual property and commercial and administrative support.
We have incurred significant operating losses and expect to continue to incur significant expenses and operating losses for the near future. These net losses were $11.6 million and $36.1 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, our accumulated deficit was $780.7 million. We expect to continue to incur significant and increasing expenses and to incur operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

We do not expect to generate revenue from the sale of our other product candidates unless and until we successfully complete clinical development of and obtain regulatory approval for such product candidates. As a result, we may need additional funding to support our continued operations and pursue our clinical development and growth strategy. Until we can generate sufficient revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, government funding arrangements, collaborations and marketing and distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other arrangements on favorable terms, or at all, particularly in light of recently worsening macroeconomic conditions, such as supply chain disruptions, rising interest rates and volatility in the capital markets. If we fail to raise capital or enter into such arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our programs.
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
Recent Developments

During the 2024 American Society of Oncology Annual Meeting meeting ("ASCO 2024"), we presented data from the Phase 1/2 trial with brenetafusp in patients with late-line cutaneous melanoma, showing promising disease control (partial response and stable disease), progression free survival (PFS), and ctDNA molecular response with monotherapy brenetafusp, with 58% disease control rate and 4.2 months median PFS in PRAME positive patients. Brenetafusp was also shown to be well tolerated as monotherapy and in combination with anti-PD1 agents. We will present a poster with data from the ongoing monotherapy and combination cohorts from the same trial, in heavily pre-treated serous high grade ovarian, at the 2024 European Society for Medical Oncology Congress ("ESMO 2024"), and expect to present data in late-line non-small cell lung carcinoma by the end of 2024.

During ASCO 2024, we also presented data demonstrating that KIMMTRAK treated metastatic uveal melanoma patients with stable disease and any confirmed tumor reduction have similar clinical outcomes to patients with RECIST partial response. During ESMO 2024, we will present, in a proffered paper session, new T cell fitness insights from the phase 2 KIMMTRAK trial in previously treated uveal melanoma.

In June 2024, we announced that we have randomized the first patient into the registrational Phase 3 PRISM-MEL-301 clinical trial. The trial, the first Phase 3 trial with a PRAME-targeted therapy, is evaluating brenetafusp + nivolumab versus a control arm of either nivolumab or nivolumab + relatlimab in HLA-A*02:01 positive patients with first-line, advanced or metastatic cutaneous melanoma. The potential data readout could be in 2027.

In June 2024, we also announced that we converted the Phase 2/3 TEBE-AM clinical trial into a registrational Phase 3 trial, following consultation with the FDA. The Phase 3 trial will continue with three arms: KIMMTRAK monotherapy, KIMMTRAK in combination with pembrolizumab, and a control arm. All patients (120+) randomized from the start of the Phase 2/3 trial will be included in the Phase 3 intent-to-treat population, which will accelerate the time to final endpoint by up to 12 months. We expect to complete enrollment by the first half of 2026, with a potential data readout later that same year.

As of June 2024, we have enrolled 3 cohorts with 5 people living with HIV (PLWH) per cohort in our Phase 1 clinical trial of IMC-M113V. The highest tested dose is 300 mcg. A biologically active dose has been reached and we plan to enroll more PLWH to characterize anti-viral activity and to explore higher doses. This will move the planned data release from the fourth quarter of 2024 to the first quarter of 2025.

Randomization in the ATOM Phase 3 trial, led by the European Organisation for Research and Treatment of Cancer (EORTC) is expected to start in the second half of 2024, with a potential data readout in 2028.

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
Cost and Operating Expenses
Cost of product revenue
Cost of product revenue represents production costs including raw materials, external manufacturing costs, and other costs incurred in bringing inventories to their location and condition prior to sale. Cost of product revenue may also include costs related to manufacturing losses, excess or obsolete inventory costs. Overheads and internal costs of product revenue are minimal under our manufacturing arrangements. Due to the low costs involved in manufacturing KIMMTRAK, cost of product revenue is currently not material, and while these costs are expected to increase in future periods as inflationary pressures increase, we do not expect such costs to be material for the foreseeable future.
Research and development expense
Research and development ("R&D") expenses consist primarily of costs incurred for current or planned investigations undertaken with the prospect of gaining new scientific or technical knowledge and understanding and consist primarily of personnel-related costs, including salaries and share-based compensation expense for the various R&D departments, costs associated with clinical trial activities undertaken by contract research organizations ("CROs) and external manufacturing costs associated with R&D undertaken by contract manufacturing organizations ("CMOs"), R&D laboratory consumables, internal clinical trial expenses, payments for purchased rights and milestones in connection with third-party in-process R&D agreements, costs associated with maintaining laboratory equipment, costs associated with our R&D facilities, including a reasonable allocation of overhead costs, and reductions from expenses for R&D tax credits. R&D expenses are expensed as incurred, although the timing of expense recognition can vary with contractual and payment terms in order to determine when services are received.
R&D expenses incurred with external organizations to undertake R&D activities on our behalf typically relate to clinical programs and are assigned to the individual programs in tables further below. However, for certain preclinical programs and other research spend incurred externally, such spend is not assigned to individual programs. Internal R&D expenses primarily relate to personnel-related costs, facilities and laboratory consumables. Due to the cross functional expertise of our people, it is not possible to provide a breakdown of internal costs by program.

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
Research and development tax credits
As a company that carries out extensive R&D activities, we benefit from the Research and Development Expenditure Credit ("RDEC") in the United Kingdom for certain specific categories of expenditure. R&D tax credits are presented as a reduction to R&D expenses. On April 1, 2023, the headline rate under the RDEC program increased from 13% to 20% and can generate cash rebates of up to 15% (increased from 10.5%) on qualifying R&D expenditure incurred from this date.
Recent amendments to the U.K. R&D tax credit regime introduced restrictions on the tax relief that can be claimed for expenditure incurred on subcontracted R&D activities or externally provided workers, where such subcontracted activities are not carried out in the United Kingdom or such workers are not subject to U.K. payroll taxes, subject to limited exceptions.
Selling, general and administrative expense
Selling, general and administrative ("SG&A") expenses consist primarily of personnel-related costs, including salaries and share-based compensation expense, for selling, corporate and other administrative and operational functions including finance, legal, human resources, commercial-related expenses, information technology, as well as a proportion of facility-related costs.
Following our commercialization of KIMMTRAK and our substantial increase in planned R&D expenses, as explained above, we also expect that our SG&A expenses will increase. We expect that we will incur increased selling, distribution, commercial, accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as investor and further public relations expenses associated with being a public company operating in multiple territories. We anticipate that the additional costs for these services will substantially increase our SG&A expenses. Additionally, if and as we receive further regulatory approvals of product candidates, we anticipate an increase in payroll and expenses in connection with our commercial operations. We have experienced, and may continue to experience, increased personnel costs attributable to offering and maintaining competitive salaries and other impacts due to rising global inflation.
Interest income
Interest income arises on cash balances and short-term money market funds. Our interest income may fluctuate depending on the movement of interest rates and our total amount of cash and cash equivalents.
Interest expense
Interest expense represents costs under our interest-bearing loans and borrowings under the effective interest method.
Foreign currency loss
These losses arise on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, including our cash, cash equivalent and marketable securities balances. Our foreign currency losses can vary significantly between periods as a result of volatility in foreign exchange rates.
Other income (expense), net
Other income (expense), net consists primarily of the unrealized gains (losses) resulting from the change in fair value of our marketable securities and also includes loan and borrowing costs and other items.

Income tax expense
We are subject to corporate taxation in the United Kingdom and our wholly-owned subsidiaries are subject to corporate taxation in the United States, Ireland and Switzerland. Due to the nature of our business and on a consolidated basis, we have generated losses since inception. Our income tax expense represents the sum of income taxes payable in the United States, Ireland and Switzerland, offset by deferred tax credits arising on deferred tax assets generated.
Unsurrendered tax losses are carried forward to be offset against future taxable profits. After accounting for tax credits receivable, there were accumulated tax losses available for carry forward in the United Kingdom of $324 million as of June 30, 2024. A full valuation allowance is recognized in respect of accumulated tax losses and other temporary differences in the United Kingdom because future profits are not sufficiently certain. A deferred tax asset is, however, recognized in respect of the subsidiary in the United States, relating to unused tax credits on share-based compensation expense and other temporary differences on the basis that we expect to continue generating U.S. taxable income against which deductible temporary differences can unwind.
As we begin to generate significant net product revenue, we may benefit from the U.K.’s “patent box,” which allows profits attributable to revenues from patents or patented products to be taxed at a lower rate than other revenue. The rate of tax for relevant streams of revenue for companies receiving this relief will be 10%.
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue
The following table summarizes our total revenue (in thousands):

	Three Months Ended June 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
Product revenue, net	$75,347	$56,932	$18,415	32.3%
Collaboration revenue	53	2,825	(2,772)	(98.1)%
Total revenue	$75,400	$59,757	$15,643	26.2%

Product revenue, net

Product revenue, net from the sale of KIMMTRAK is presented by country / region based on location of the end customer below (in thousands):

	Three Months Ended June 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
United States	$55,606	$41,056	$14,550	35.4%
Europe	15,404	15,232	172	1.1%
International	4,337	644	3,693	573.4%
Total product revenue, net	$75,347	$56,932	$18,415	32.3%
For the three months ended June 30, 2024, we generated product revenue, net of $75.3 million due to the sale of KIMMTRAK, of which $55.6 million was in the United States, $15.4 million in Europe (including the impact of a net increase in estimated reserves related to prior periods of $6.7 million) and $4.3 million in International. Product revenue, net increased in the three months ended June 30, 2024 as compared to June 30, 2023, due primarily to increased volume in the United States and global country expansion, as we continued our commercialization efforts.
Collaboration revenue
Revenue from collaboration agreements decreased to $0.1 million in the three months ended June 30, 2024, compared to $2.8 million for the three months ended June 30, 2023. This decrease was due to our February 2023 agreement with Genentech to close the Phase 1 clinical trial and for the parties to fulfill the remaining obligations under the terms of our Genentech collaboration.

R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Three Months Ended June 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$21,932	$11,024	$10,908	98.9%
Tebentafusp programs	4,557	4,156	401	9.6%
Infectious disease programs	1,439	710	729	102.7%
All other external clinical and preclinical costs	4,449	5,499	(1,050)	(19.1)%
Total external R&D expenses	32,377	21,389	10,988	51.4%
Internal R&D expenses:
Salaries and other employee-related costs	12,221	8,897	3,324	37.4%
Share-based compensation expense	2,172	1,841	331	18.0%
All other internal R&D costs	6,133	6,716	(583)	(8.7)%
U.K. R&D tax credits	(1,831)	(685)	(1,146)	167.3%
Total internal R&D expenses	18,695	16,769	1,926	11.5%
Total R&D expenses	$51,072	$38,158	$12,914	33.8%
For the three months ended June 30, 2024, our R&D expenses were $51.1 million, as compared to $38.2 million for the three months ended June 30, 2023.
For the three months ended June 30, 2024, our external R&D expenses increased by $11.0 million primarily due to an increase of $10.9 million in expenses incurred for our PRAME programs as a result of the initiation of our registrational Phase 3 PRISM-MEL-301 clinical trial, scale-up of manufacturing and increase in the number of patients in combination expansions in our PRAME-A02 Phase 1 clinical trial.
For the three months ended June 30, 2024, our internal R&D expenses increased by $1.9 million primarily due to an increase in headcount-related expenses as our number of employees and associated personnel costs increased with the growth of our clinical and preclinical programs partially offset by an increase in our R&D tax credits.

SG&A Expenses
The following table summarizes our SG&A expenses (in thousands):

	Three Months Ended June 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
Salaries and other employee-related costs	$10,481	$8,284	$2,197	26.5%
Share-based compensation expense	7,828	6,980	848	12.1%
Selling and commercial costs	13,051	14,280	(1,229)	(8.6)%
Other administrative expenses	7,278	5,466	1,812	33.2%
Total SG&A expenses	$38,638	$35,010	$3,628	10.4%

For the three months ended June 30, 2024, our SG&A expenses were $38.6 million compared to $35.0 million for the three months ended June 30, 2023, an increase of $3.6 million. Salaries and other employee-related costs increased by $2.2 million during the three months ended June 30, 2024, primarily due to the internalization of our U.S. sales force in the second half of 2023, for the three months ended June 30, 2023 these costs were included within selling and commercial costs. In addition, there was an increase in the number of employees engaged in business support functions, including medical and regulatory activities, to support our growing pipeline and commercial activities.

Interest Income and Interest Expense

For the three months ended June 30, 2024, interest income was $6.2 million compared to $4.3 million for the three months ended June 30, 2023. This increase of $1.9 million reflects higher levels of cash and cash equivalents held in 2024 relative to 2023 due primarily to the net cash proceeds from the 2.5% convertible senior notes due in 2030 issued in February 2024 (the "Notes") and increases in interest rates earned on our cash and cash equivalents balances. For the three months ended June 30, 2024, interest expense was $4.3 million compared to $1.3 million for the three months ended June 30, 2023 and the increase was primarily related to interest on the Notes.
Foreign Currency Loss
For the three months ended June 30, 2024, foreign currency loss was $0.5 million compared to a loss of $5.9 million for the three months ended June 30, 2023. This change of $5.4 million reflects less significant exchange rate movements in 2024 relative to 2023.
Other Income (Expense), Net

Other income (expense), net consists primarily of the unrealized gains resulting from the change in fair value of our marketable securities and also includes loan and borrowing costs and other items.

Income Tax Expense
For the three months ended June 30, 2024, the income tax charge was $1.5 million compared to $0.2 million for the three months ended June 30, 2023.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue
The following table summarizes our total revenue (in thousands):

	Six Months Ended June 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
Product revenue, net	$145,689	$108,513	$37,176	34.3%
Collaboration revenue	213	5,903	(5,690)	(96.4)%
Total revenue	$145,902	$114,416	$31,486	27.5%
Product revenue, net

Product revenue, net from the sale of KIMMTRAK is presented by country / region based on location of the end customer below (in thousands).

	Six Months Ended June 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
United States	$105,632	$77,281	$28,351	36.7%
Europe	34,356	30,356	4,000	13.2%
International	5,701	876	4,825	550.8%
Total product revenue, net	$145,689	$108,513	$37,176	34.3%

For the six months ended June 30, 2024, we generated product revenue, net of $145.7 million, due to the sale of KIMMTRAK, of which $105.6 million was in the United States, $34.4 million in Europe (including the impact of a net increase in estimated reserves related to prior periods of $11.2 million) and $5.7 million in International. Product revenue, net increased in the six months ended June 30, 2024 as compared to June 30, 2023, due primarily to increased volume in the United States and global country expansion, as we continued our commercialization efforts.

Collaboration revenue
Revenue from collaboration agreements decreased by $5.7 million to $0.2 million in the six months ended June 30, 2024, compared to $5.9 million for the six months ended June 30, 2023. This decrease was due to our February 2023 agreement with Genentech to close the Phase 1 clinical trial and for the parties to fulfill the remaining obligations under the terms of our Genentech collaboration.
R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Six Months Ended June 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$48,632	$19,819	$28,813	145.4%
Tebentafusp programs	10,451	8,277	2,174	26.3%
Infectious disease programs	3,685	2,458	1,227	49.9%
All other external clinical and preclinical costs	10,948	10,025	923	9.2%
Total external R&D expenses	73,716	40,579	33,137	81.7%
Internal R&D expenses:
Salaries and other employee-related costs	21,975	18,077	3,898	21.6%
Share-based compensation expense	4,152	3,537	615	17.4%
All other internal R&D costs	12,342	13,953	(1,611)	(11.5)%
UK R&D tax credits	(3,654)	(1,416)	(2,238)	158.1%
Total internal R&D expenses	34,815	34,151	664	1.9%
Total R&D expenses	$108,531	$74,730	$33,801	45.2%
For the six months ended June 30, 2024, our R&D expenses were $108.5 million, as compared to $74.7 million for the six months ended June 30, 2023.
For the six months ended June 30, 2024, our external R&D expenses increased by $33.1 million primarily due to an increase of $28.8 million in expenses incurred for our PRAME programs as a result of the initiation of our registrational Phase 3 PRISM-MEL-301 clinical trial, scale-up of manufacturing and increase in the number of patients in combination expansions in our PRAME-A02 Phase 1 clinical trial.
For the six months ended June 30, 2024, our internal R&D expenses increased by $0.7 million primarily due to an increase in headcount-related expenses as our number of employees and associated personnel costs increased with the growth of our clinical and preclinical programs partially offset by an increase in our R&D tax credits.

SG&A Expenses
The following table summarizes our SG&A expenses (in thousands):

	Six Months Ended June 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
Salaries and other employee-related costs	$25,321	$17,528	$7,793	44.5%
Share-based compensation expense	14,812	13,542	1,270	9.4%
Selling and commercial costs	23,700	24,524	(824)	(3.4)%
Other administrative expenses	14,092	11,983	2,109	17.6%
Total SG&A expenses	$77,925	$67,577	$10,348	15.3%

For the six months ended June 30, 2024, our SG&A expenses were $77.9 million, compared to $67.6 million for the six months ended June 30, 2023, an increase of $10.3 million. Salaries and other employee-related costs increased by $7.8 million during the six months ended June 30, 2024, primarily due to the internalization of our U.S. sales force in the second half of 2023, for the three months ended June 30, 2023 these costs were included within selling and commercial costs. In addition, there was an increase in the number of employees engaged in business support functions, including medical and regulatory activities to support our growing pipeline and commercial activities.
Interest Income and Interest Expense
For the six months ended June 30, 2024, interest income was $14.5 million compared to $7.4 million for the six months ended June 30, 2023. This increase of $7.1 million reflects higher levels of cash and cash equivalents held in 2024 relative to 2023 due primarily to the net cash proceeds from the Notes issued in February 2024 and increases in interest rates earned on our cash and cash equivalents balances. For the six months ended June 30, 2024, interest expense was $7.5 million compared to $2.5 million for the six months ended June 30, 2023 and the increase was primarily related to interest on the Notes.
Foreign Currency Loss
For the six months ended June 30, 2024, foreign currency loss was $2.9 million compared to $11.9 million for the six months ended June 30, 2023. This change of $9.0 million reflects less significant exchange rate movements in 2024 relative to 2023.

Other Income (Expense), Net

Other income (expense), net consists primarily of the unrealized gains resulting from the change in fair value of our marketable securities and also includes loan and borrowing costs and other items.
Income Tax Expense
For the six months ended June 30, 2024, the income tax charge was $1.8 million compared to $0.5 million for the six months ended June 30, 2023.
Liquidity and Capital Resources
Sources of Liquidity
Although we have recorded product revenue for sales of KIMMTRAK and have positive operating cash flows in the six months ended June 30, 2024, we have continued to incur operating losses and cumulative negative cash flows from our operations since our inception. We have an accumulated deficit of $780.7 million as of June 30, 2024.
Since our inception, we have funded our operations primarily with proceeds from sales of equity securities, debt financings and historical payments from our collaboration partners. Through June 30, 2024, we have raised an aggregate of $1,677 million. As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $859.6 million and $442.6 million, respectively.
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
On September 9, 2022, we entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may issue and sell ADSs, each representing one ordinary share, having an aggregate offering price of up to $250 million, from time to time, in one or more at-the-market offerings, for which Jefferies will act as sales agent and/or principal. The at-the-market facility has been registered under the Securities Act pursuant to our Registration Statement on Form F-3ASR (File No. 333-264105). As of June 30, 2024, no issuances or sales had been made pursuant to the Sales Agreement.

We entered into a loan with Pharmakon Advisors, LP (the "Pharmakon Loan Agreement") in November 2022, under which we have borrowed $50 million, which bears interest at a fixed rate of 9.75% and is due to mature in November 2028.
On February 2, 2024, we completed a private offering of $402.5 million aggregate principal amount of the Notes. Our net proceeds from the offering of the Notes were $389.1 million, after deducting the initial purchasers’ discounts and commissions and other offering expenses. The Notes are senior, unsecured obligations of the Company and will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. The Notes will accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024, at a rate of 2.50% per year. Our intention is to use part of the proceeds to repay in full loans outstanding under the Pharmakon Loan Agreement in the fourth quarter of 2024. As of the date of this Quarterly Report, we have not yet repaid those loans and our indebtedness includes both the Pharmakon Loan Agreement and the Notes.

Other than the above mentioned loan facilities, we currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our lease obligations and supplier purchase commitments.
Cash Flows
As of June 30, 2024, we had cash, cash equivalents and marketable securities of $859.6 million, as compared with $442.6 million as of December 31, 2023. Our working capital was $771.8 million as of June 30, 2024, as compared with $389.8 million as of December 31, 2023.
The following table summarizes the primary sources and uses of cash and cash equivalents for each period presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents at beginning of period	$442,626	$402,472
Net cash provided by operating activities	18,885	10,584
Net cash used in investing activities	(350,761)	(4,396)
Net cash provided by financing activities	395,194	17,716
Net foreign exchange difference on cash held	(959)	5,619
Cash and cash equivalents at end of period	$504,985	$431,995
Net cash provided by our operating activities was $18.9 million for the six months ended June 30, 2024, compared to cash provided by operating activities of $10.6 million for the six months ended June 30, 2023. The increase of $8.3 million in the six months ended June 30, 2024 was primarily due to increases in revenues, interest income and accrued expenses, partially offset by an increase in R&D expenses.
Net cash used in investing activities was $350.8 million and $4.4 million for the six months ended June 30, 2024 and 2023, respectively. The net cash used in investing activities increased for the six months ended June 30, 2024 due to purchases of marketable securities.
Net cash provided by our financing activities during the six months ended June 30, 2024 was $395.2 million as compared to $17.7 million for the six months ended June 30, 2023. The increase of $377.5 million was the result of the net cash proceeds from the Notes of $389.1 million with no similar proceeds in the six months ended June 30, 2023.
Future Capital Requirements
We expect to continue to incur significant operating losses in the foreseeable future and expect our expenses to increase in connection with our ongoing activities, particularly as we continue to commercialize KIMMTRAK in additional territories, continue our research and development programs and the advancement of our product candidates through preclinical and clinical development, and seek regulatory approval and pursue commercialization of any approved product candidates. In addition, since our initial public offering in February 2021, we have incurred additional costs associated with operating as a public company, which could continue to increase further in future periods.

The amounts and timing of our actual expenditure may vary significantly depending on numerous factors. Our expenses will continue to increase if, and as, we:
•pursue further approval and commercialization of KIMMTRAK in additional indications and territories;
•continue to advance the development of our clinical trials and preclinical programs;
•continue to invest in our soluble TCR platforms to conduct research to identify novel technologies;
•change or add additional suppliers;
•add additional infrastructure to our quality control, quality assurance, legal, compliance and other groups to support our operations as we progress product candidates toward commercialization;
•seek to attract and retain skilled personnel;
•create additional infrastructure to further support our operations as a public company listed in the United States and our product development and planned future commercialization efforts;
•seek marketing approvals and reimbursement for our other product candidates;
•further develop a sales, marketing and distribution infrastructure to further commercialize any products for which we may obtain marketing approval;
•seek to identify and validate additional product candidates;
•acquire or in-license other product candidates and technologies;
•maintain, protect, defend, enforce and expand our intellectual property portfolio; and
•experience any delays, interruptions or encounter issues with any of the above, including any delays or other impacts as a result of the war in Ukraine, the state of war between Hamas and Israel, global geopolitical tension, worsening macroeconomic conditions, including supply chain disruptions, rising interest rates and inflation, and health epidemics or pandemics.
In order to maintain such levels of expenditure and our anticipated expenditure, we may raise further funds by exploring debt or equity financing, or potentially further collaborations, in the future. The amount we are able to raise from these options can vary with market conditions, including the impacts of recently worsening macroeconomic conditions such as supply chain disruptions, rising interest rates and volatility in the capital markets, and our long-term strategy as a company is dependent on our ability to successfully raise such funding. Moreover, we have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
We held cash, cash equivalents and marketable securities of $859.6 million as of June 30, 2024. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities, along with anticipated future revenue from KIMMTRAK, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report. Given our need for additional financing to support the long-term clinical development of our programs, we may consider additional financing opportunities when market terms are favorable to us.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the progress, timing, scope and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects and manufacture soluble bispecific TCR product candidates for our ongoing, planned and potential future clinical trials;
•the time and costs required to perform R&D to identify and characterize new product candidates from our research programs;
•the time and cost necessary to obtain regulatory authorizations and approvals that may be required by regulatory authorities to execute clinical trials or commercialize our products;
•the amount of sales and other revenues from KIMMTRAK in the United States, Europe, and other regions, if approved;
•our ability to successfully commercialize our other product candidates;
•our ability to have clinical and commercial products successfully manufactured consistent with FDA, regulations of the EU and other authorities’ regulations;
•the amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;
•the sales and marketing costs associated with commercializing our products, if approved, including the cost and timing of building our marketing and sales capabilities;

•the cost of building, staffing and validating our manufacturing processes, which may include capital expenditure;
•the terms and timing of any revenue from our existing collaborations;
•the costs of operating as a public company;
•the time and cost necessary to respond to technological, regulatory, political and market developments;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•the costs, associated with, and terms and timing of, any future any potential acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish; and
•the inability of clinical sites to enroll patients as healthcare capacities are required to cope with natural disasters, epidemics or other health system emergencies.
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
Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, financial markets in the United States and worldwide. We are also mindful that conditions in the current macroeconomic environment could affect our ability to achieve our goals. We sell our products in countries that face economic volatility and weakness and although we have historically collected receivables from customers in such countries, sustained weakness or further deterioration of the local economies and currencies may cause customers in those countries to be unable to pay for our products. We will continue to monitor these conditions and will attempt to adjust our business processes, as appropriate, to mitigate macroeconomic risks to our business.
Contractual Obligations
Leases and manufacturing
As part of our ongoing operations, we have material contractual lease obligations over expected lease terms of several years and expiry dates extending to 2043 primarily for our most significant facilities in the United Kingdom. These obligations and potential obligations could result in payments of up to $58.7 million. The majority of such payments represent longer-term commitments as outlined in the notes to our condensed consolidated financial statements. The lease agreements are cancellable assuming certain conditions are met prior to expiry. We expect to continue to incur expenses for such leases for the foreseeable future. As we continue to grow, launch further products or expand our operations in other countries, we may determine that it is necessary to enter into further lease agreements, which would further increase our cash outflows. Further obligations or commitments in the near term relate to our capital expenditure requirements for the purpose of improving our leased facilities. If we continue to grow, such commitments may become significant in value.

We have a number of existing manufacturing obligations, some of which relate to the manufacture of KIMMTRAK. We have similar obligations related to our earlier stage programs. These obligations and potential obligations could result in payments of up to $15.5 million, and are expected to increase as we continue to commit to advancing the development of our brenetafusp (IMC-F106C) program in 2024 and beyond. While we have already incurred costs for commercial launches of KIMMTRAK in the United States, Europe and other territories, additional manufacturing obligations may arise in future in relation to product sales in these territories. We have also entered into third-party agreements relating to marketing and distribution of KIMMTRAK. The majority of such obligations have standard payment terms, and our level of non-cancellable commitments with such parties is not considered material. To meet demand, we may amend or enter into further agreements with CMOs or other parties which could cause our cash requirements to increase. While receipts from the sale of KIMMTRAK or other future products may fund our ongoing manufacturing and sales efforts, there can be no assurance that we will earn such revenues. In the longer term, if we received regulatory approval for our other product candidates, we would expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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
Financing obligations
We are required to make interest payments for the Notes issued in February 2024. As of June 30, 2024, we had $402.5 million aggregate principal amount of the Notes outstanding, which will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. See Note 5. “Non-current interest-bearing loans and borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report for further information.

We are also required to make interest payments, and, from 2026 onward, repayments of principal borrowings under our Pharmakon Loan Agreement, until at least 2028. The loan liability as of June 30, 2024 was $48.1 million, and further details regarding this loan facility are provided in Note 5. ''Non-current interest-bearing loans and borrowings'' of the notes to our condensed consolidated financial statements, in Part I of this Quarterly Report. We had the option to draw down a further $50 million under our Pharmakon Loan Agreement through June 2024, and we elected not to exercise this option.

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
Our Key Collaboration Agreements
Genentech Collaboration
In June 2013, we entered into a research collaboration and license agreement (the "2013 Genentech Agreement") with Genentech, and F. Hoffmann-La Roche Ltd ("Roche"), pursuant to which we, along with Genentech and Roche, agreed to collaborate in the development, manufacture and ultimately, commercialization of soluble TCR bispecific therapeutic candidate compounds. Under the 2013 Genentech Agreement, Genentech paid us an initial upfront payment of $20 million in exchange for exclusive licenses to two of our targets, MAGE-A4 and an undisclosed target. The first preclinical program nominated under the 2013 Genentech Agreement was target MAGE-A4, which we refer to as our IMC-C103C program.

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

BMS Collaboration

In February 2024, we entered into a clinical trial collaboration and supply agreement with BMS (the "BMS Agreement") to investigate our ImmTAC bispecific TCR candidate targeting PRAME HLA-A02, brenetafusp (IMC-F106C), in combination with BMS’s nivolumab, in first-line advanced cutaneous melanoma. Under the terms of the BMS Agreement, we are sponsoring and funding the registrational Phase 3 clinical trial of brenetafusp in combination with nivolumab in first-line advanced cutaneous melanoma (PRISM-MEL-301), and BMS is providing nivolumab. No monetary consideration is transferred as a result of the BMS Agreement.

Gadeta Collaboration

In December 2022, we entered into a Collaboration, Option and License Agreement (the "Gadeta Collaboration") with Gadeta B.V. ("Gadeta") which was acquired by Clade Therapeutics ("Clade") in October 2023. Under the Gadeta Collaboration, we will collaborate on ‘201 γδ-TCR target discovery, and we will have the option to develop ImmTAC therapies derived from the ‘201 TCR as part of the research collaboration. Following the acquisition of Gadeta by Clade, the rights under the Gadeta Collaboration were transferred to Ateda Therapeutics ("Ateda"). Our rights and obligations have not altered through this transfer and we have an option for an exclusive license to further research, develop and commercialize an ImmTAC candidate from the Gadeta Collaboration. If we exercised this option, Ateda could be eligible to receive further payments from us. We have incurred amounts totaling $2.75 million under the Gadeta Collaboration as of June 30, 2024. In April 2024 Clade was acquired by Century Therapeutics and our rights or obligations under the Gadeta Collaboration have not been affected by the acquisition.

Critical Accounting Estimates
Our condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, respectively, have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the value of assets and liabilities—as well as contingent assets and liabilities—as reported on the balance sheet date, and revenues and expenses arising during the fiscal period.
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

Judgment is also required in determining expected rebate percentages for the amount of net product revenue in France. Rebates payable under early access and commercial programs are subject to a high degree of estimation uncertainty. Our estimate of these rebates represents the difference between the expected agreed price for the commercial sale of KIMMTRAK in France, which is subject to negotiation, and the initial price of tebentafusp and KIMMTRAK sold under early access and commercial programs until this price is agreed. Analysis of further legislative requirements, sales volumes and the expected benefit of KIMMTRAK to patients in France is also required in the assessment of rebates payable. We apply judgement to assess internal targets, pricing information of other therapies approved for sale in France, information obtained from price negotiations of KIMMTRAK in other countries, and information connected with KIMMTRAK’s safety profile when forming our estimated rebate deduction from revenue. For other European markets where the price is open to negotiation, judgements are made in line with expected pricing outcomes.
Our total accrued revenue deductions as of June 30, 2024 were $107.0 million, including amounts of $96.3 million for the critical estimates subject to greater estimation uncertainty and judgments described above. These are included within Accrued expenses and other current liabilities and Accrued expenses, non-current in the Condensed Consolidated Balance Sheet as of June 30, 2024. In the second half of 2024, we expect to pay approximately $40.0 million related to accrued revenue deductions.
A 20% increase or decrease in estimates of expected rebate and chargeback percentages for amounts payable to governments or government agencies for the critical estimates described above would have resulted in a $19.3 million reduction or increase in Product revenue, net reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2024. We believe our expected values of accruals reported in the Condensed Consolidated Balance Sheet are materially appropriate; however, due to the uncertainties and judgements outlined above, it is possible eventual amounts could significantly differ to these estimates. For critical estimates reported as of December 31, 2023 where the uncertainty remains unresolved, additional information in the six months ended June 30, 2024, resulted in a change in estimate of an additional $11.2 million of net increase to our total accrued revenue deductions as of June 30, 2024.
Recently Issued and Adopted Accounting Pronouncements
We discuss the effect of recently issued and adopted pronouncements in Note 2. ''Summary of Significant Accounting Policies'' to the condensed consolidated financial statements.
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
Currency Risk
Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to fluctuations in value of foreign currency cash, cash equivalent and marketable securities balances held by our main operating subsidiary in the United Kingdom, our operating activities in the United States, and outsourced supplier agreements denominated in currencies other than pound sterling. We minimize foreign currency risk by maintaining cash and cash equivalents of each currency at levels sufficient to meet foreseeable expenditure to the extent practical
Our cash, cash equivalents and marketable securities were $859.6 million and $442.6 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, 87% of our cash and cash equivalents were held by our U.K. subsidiary, of which 26% were denominated in pounds sterling, 63% were denominated in U.S. dollars and 11% were denominated in euros. All of our marketable securities were held in our U.K. subsidiary and were denominated in U.S. dollars. The significant remainder of our cash and cash equivalents are held in the United States and denominated in U.S. dollars. Changes in exchange rates had an impact on U.S. dollar balances held by our main operating subsidiary in the United Kingdom, which resulted in foreign exchange losses in the Condensed Consolidated Statements of Operations and Comprehensive Loss due to the depreciation of the subsidiary’s U.S. dollars in pounds sterling terms in the six months ended June 30, 2024 and 2023. Further movements in exchange rates or returns to previous exchange rate levels have caused, and may continue to cause, material fluctuations or equivalent losses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
A five percentage point increase in exchange rates would reduce the carrying value of net financial assets and liabilities held in foreign currencies as of June 30, 2024 by $5.9 million and as of December 31, 2023 by $6.0 million. A five percentage point decrease in exchange rates would increase the carrying value of net financial assets and liabilities held in foreign currencies as of June 30, 2024 by $5.9 million and as of December 31, 2023 by $6.0 million.
Credit Risk
We are exposed to credit risk from our operating activities, primarily accounts receivable, and cash, cash equivalents and marketable securities held with banks and financial institutions. Cash, cash equivalents and marketable securities are maintained with high-quality financial institutions in the United Kingdom and United States. We are also potentially subject to concentrations of credit risk in our accounts receivable with respect to amounts owed by a limited number of entities comprising our customer base. Our exposure to credit losses is low, however, owing largely to the credit quality of our distributors, collaboration partners, and other customers, the significant majority of which are considerably larger than us.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
None.
Item 1A. Risk Factors

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

Insider Trading Arrangements

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Total Ordinary Shares to be Sold(3)	Expiration Date
John Goll SVP, Finance & Chief Accounting Officer	Adoption	June 14, 2024	X		10,804	December 31, 2025

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3) Represents ordinary shares in the form of American Depositary Shares.
Item 6. Exhibits

Exhibit Number		Incorporation by Reference
	Description	Schedule / Form	File Number	Exhibit	Filing Date
3.1*	Articles of Association of Immunocore Holdings plc

31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCORE HOLDINGS PLC

Date:	August 8, 2024	By:	/s/ Bahija Jallal
			Name:	Bahija Jallal, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Brian Di Donato
			Name:	Brian Di Donato
			Title:	Chief Financial Officer
(Principal Financial Officer)