Form 10-Q
period 2024-09-30
Immunocore Holdings plc
filed 2024-11-06
CIK 1671927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, the registrant had 50,032,770 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, par value £0.002, shares consisting of (i) 49,298,373 voting ordinary shares and 734,397 non-voting ordinary shares.

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
•the rate and degree of market acceptance of our product candidates among physicians, patients, patient advocacy groups, third-party payors and the medical community and our ability and our distribution and marketing partners’ ability to obtain coverage and adequate reimbursement and pricing for our medicines from government and third-party payors and risks relating to the success of our patient assistance programs;
•the initiation, timing, progress and results of our ongoing clinical trials and any planned clinical trials, including the expansion arms of such trials, for tebentafusp in advanced melanoma and adjuvant uveal (or ocular) melanoma, brenetafusp, IMC-P115C, IMC-T119C, IMC-R117C, IMC-M113V, and IMC-I109V, and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and investigational new drug application-enabling studies;
•our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations, our future expenses, including the impact thereon of rising inflation, fluctuating exchange rates and other macroeconomic factors, and our future revenues and our needs for and ability to obtain additional financing;
•our expectations regarding timing of regulatory filings for, or our ability to obtain regulatory approval of, our product candidates;
•our ability to obtain accelerated approval for current and future product candidates from the U.S. Food and Drug Administration ("FDA"), the European Commission, or other comparable regulatory authorities in other jurisdictions;
•our expectations regarding business disruptions affecting the initiation, patient enrollment, clinical trial site monitoring, development and operation of our current and proposed clinical trials, including as a result of a public health emergency or other global and macroeconomic factors, such as the war in Ukraine, the conflict in the Middle East, global geopolitical tensions, supply chain disruptions, and fluctuations in interest rates and inflation;
•our business strategies and goals;
•our plans to collaborate, or statements regarding our current collaborations, and our ability to find future partners and collaborators;
•the performance of our third-party suppliers and manufacturers;

•our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our product candidates and our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;
•our expectations regarding competition with respect to KIMMTRAK or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
•our expectations regarding regulatory developments in the United States and other countries, including potential changes in healthcare laws and regulations;
•our financial performance and our ability to effectively manage our anticipated growth;
•our intent to repay in full the loan outstanding under our loan agreement with Pharmakon Advisors, LP;
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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
Immunocore Holdings plc
Condensed Consolidated Balance Sheets
(Unaudited) (In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$537,767	$442,626
Marketable securities	363,515	—
Accounts receivable, net	63,659	52,093
Prepaid expenses and other current assets	36,446	29,600
Inventory, net	4,518	4,501
Total current assets	1,005,905	528,820
Property and equipment, net	9,160	9,215
Operating lease right of use assets, net	39,672	33,520
Deferred tax assets, net	12,663	10,973
Other non-current assets	17,238	14,473
Total assets	$1,084,638	$597,001
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$19,721	$17,798
Accrued expenses and other current liabilities	197,224	119,835
Operating lease liabilities, current	1,097	1,388
Interest-bearing loans and borrowings, current	48,207	—
Total current liabilities	266,249	139,021
Accrued expenses, non-current	3,006	978
Deferred revenue, non-current	5,797	5,515
Operating lease liabilities, non-current	41,271	34,633
Interest-bearing loans and borrowings, non-current	390,488	48,011
Total liabilities	$706,811	$228,158

Shareholders’ equity
Ordinary shares (voting and non-voting), £0.002 par value, most recent authority to allot up to a maximum nominal value of £97,454 and £109,355 shares as of September 30, 2024 and December 31, 2023, respectively, and 50,025,620 and 49,725,649 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	135	134
Deferred shares, £0.0001 par value, 5,793,501 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023.	1	1
Additional paid-in capital	1,180,854	1,149,643
Accumulated deficit	(771,990)	(744,674)
Accumulated other comprehensive loss	(31,173)	(36,261)
Total shareholders' equity	377,827	368,843
Total liabilities and shareholders' equity	$1,084,638	$597,001
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$80,248	$62,629	$225,937	$171,142
Collaboration revenue	—	2,221	213	8,124
Total revenue	80,248	64,850	226,150	179,266
Cost and operating expenses:
Cost of product revenue	(448)	(276)	(2,401)	(837)
Research and development expense	(52,770)	(43,249)	(161,301)	(117,980)
Selling, general and administrative expense	(35,532)	(35,469)	(113,457)	(103,046)
Loss from operations	(8,502)	(14,144)	(51,009)	(42,597)
Other income (expense):
Interest income	5,960	5,142	20,445	12,546
Interest expense	(4,290)	(1,321)	(11,806)	(3,845)
Foreign currency gain (loss)	3,963	11,246	1,049	(647)
Other income (expense), net	8,962	(192)	13,205	(706)
Net income (loss) before income taxes	6,093	731	(28,116)	(35,249)
Income tax benefit (expense)	2,643	175	800	(308)
Net income (loss)	$8,736	$906	$(27,316)	$(35,557)
Other comprehensive income (loss):
Exchange differences on translation of foreign operations	3,247	(14,951)	5,088	(746)
Total comprehensive income (loss)	11,983	(14,045)	(22,228)	(36,303)

Basic net income (loss) per share	$0.17	$0.02	$(0.55)	$(0.73)
Basic weighted-average number of shares outstanding	50,021,939	49,134,037	49,971,267	48,671,732

Diluted net income (loss) per share	$0.17	$0.02	$(0.55)	$(0.73)
Diluted weighted-average number of shares outstanding	52,808,434	54,158,967	49,971,267	48,671,732

The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2023	49,725,649	$134	5,793,501	$1	$1,149,643	$(744,674)	$(36,261)	$368,843
Net loss	—	—	—	—	—	(24,436)	—	(24,436)
Other comprehensive income	—	—	—	—	—	—	897	897
Exercise of share options	280,436	1	—	—	5,212	—	—	5,213
Share-based compensation expense	—	—	—	—	9,017	—	—	9,017
As of March 31, 2024	50,006,085	$135	5,793,501	$1	$1,163,872	$(769,110)	$(35,364)	$359,534
Net loss	—	—	—	—	—	(11,616)	—	(11,616)
Other comprehensive income	—	—	—	—	—	—	944	944
Exercise of share options	11,521	—	—	—	297	—	—	297
Share-based compensation expense	—	—	—	—	9,978	—	—	9,978
As of June 30, 2024	50,017,606	$135	5,793,501	$1	$1,174,147	$(780,726)	$(34,420)	$359,137
Net income	—	—	—	—	—	8,736	—	8,736
Other comprehensive income	—	—	—	—	—	—	3,247	3,247
Exercise of share options	8,014	—	—	—	198	—	—	198
Share-based compensation expense	—	—	—	—	6,509	—	—	6,509
As of September 30, 2024	50,025,620	$135	5,793,501	$1	$1,180,854	$(771,990)	$(31,173)	$377,827

The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2022	48,088,346	$129	5,793,501	$1	$1,082,833	$(689,387)	$(54,673)	$338,903
Net loss	—	—	—	—	—	(19,449)	—	(19,449)
Other comprehensive income	—	—	—	—	—	—	7,434	7,434
Exercise of share options	291,063	1	—	—	6,157	—	—	6,158
Share-based compensation expense	—	—	—	—	8,258	—	—	8,258
As of March 31, 2023	48,379,409	$130	5,793,501	$1	$1,097,248	$(708,836)	$(47,239)	$341,304
Net loss	—	—	—	—	—	(17,014)	—	(17,014)
Other comprehensive income	—	—	—	—	—	—	6,771	6,771
Exercise of share options	561,940	2	—	—	11,556	—	—	11,558
Share-based compensation expense	—	—	—	—	8,821	—	—	8,821
As of June 30, 2023	48,941,349	$132	5,793,501	$1	$1,117,625	$(725,850)	$(40,468)	$351,440
Net income	—	—	—	—	—	906	—	906
Other comprehensive loss	—	—	—	—	—	—	(14,951)	(14,951)
Exercise of share options	1,349,910	1	—	—	10,375	—	—	10,376
Share-based compensation expense	—	—	—	—	8,199	—	—	8,199
As of September 30, 2023	50,291,259	$133	5,793,501	$1	$1,136,199	$(724,944)	$(55,419)	$355,970

The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(27,316)	$(35,557)
Adjustments for:
Share-based compensation expense	25,523	25,278
Depreciation	3,038	3,058
Unrealized foreign exchange gains, net	(3,982)	(9)
Unrealized gains on marketable securities	(13,515)	—
Non-cash lease expense	1,352	1,210
Other	1,535	197
Changes in assets and liabilities:
Increase in accounts receivable	(11,053)	(7,647)
(Increase) decrease in prepayments and other current assets	(5,910)	18,050
Increase (decrease) in accounts payable	1,388	(1,130)
Increase in accrued expenses	72,728	23,109
Decrease in deferred revenue	(1)	(6,010)
(Decrease) increase in operating lease liabilities	(1,208)	645
Increase in other operating assets	(4,515)	(2,676)
Increase in other operating liabilities	1,948	2,155
Net cash provided by operating activities	40,012	20,673
Cash flows from investing activities
Purchase of marketable securities	(350,000)	—
Purchase of property and equipment	(1,589)	(4,608)
Net cash used in investing activities	(351,589)	(4,608)
Cash flows from financing activities
Proceeds from issue of convertible senior notes	402,500	—
Payments for debt issuance costs	(13,358)	—
Proceeds from exercise of share options	6,250	28,092
Net cash provided by financing activities	395,392	28,092
Increase in net cash and cash equivalents	83,815	44,157
Net foreign exchange difference on cash held	11,326	(2,491)
Cash and cash equivalents at beginning of period	442,626	402,472
Cash and cash equivalents at end of period	$537,767	$444,138
Supplemental disclosure of cash flow and non-cash information
Cash received for interest, net	$7,285	$5,703
Cash paid for income taxes, net	$(352)	$(220)
Purchases of property and equipment in accounts payable	$840	$65
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"), for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required for the full annual financial statements and should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"), on February 28, 2024 ("Annual Report"). The accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.
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
Significant accounting policies
With the exception of the below polices, the significant accounting policies used in the preparation of these condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 are consistent with those described in Note 2. "Summary of Significant Accounting Policies" in the Company’s Annual Report.

Collaboration and supply agreements

In February 2024, the Company entered into a clinical trial collaboration and supply agreement with Bristol Myers Squibb ("BMS"), to investigate the Company’s ImmTAC bispecific TCR candidate targeting PRAME HLA-A02, brenetafusp (IMC-F106C), in combination with BMS’s nivolumab, in first-line advanced cutaneous melanoma (the "BMS Agreement"). Under the terms of the BMS Agreement, the Company is sponsoring and funding the registrational Phase 3 clinical trial of brenetafusp in combination with nivolumab in first-line advanced cutaneous melanoma (PRISM-MEL-301), and BMS is providing nivolumab. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to brenetafusp, which will belong solely to the Company. Given the terms of the BMS Agreement, the Company concluded that it is not within the scope of ASC 808 or ASC 606. Any relevant costs arising from the clinical trial are expensed as incurred and recorded in research and development expenses. The Company announced the randomization of the first patient in the PRISM-MEL 301 trial in June 2024. There has been no impact to the condensed consolidated financial statements as of September 30, 2024 relating to the Company’s collaboration with BMS.
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

See Note 5. “Current and non-current interest-bearing loans and borrowings” for additional information.
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

As of September 30, 2024 and December 31, 2023, the Company held $410.2 million and $331.0 million, respectively, of money market funds required to be measured at fair value on a recurring basis within cash and cash equivalents. In addition, as of September 30, 2024 and December 31, 2023, the Company held $363.5 million and $0 of marketable securities, respectively, including unrealized gains of $13.5 million and $0, respectively. The fair value of these cash equivalents and marketable securities is based on quoted prices from active markets (Level 1 inputs). Other financial instruments, although not recorded at fair value on a recurring basis, include cash, accounts receivable, accounts payable and debt obligations.

The fair value of borrowings under the Notes and Pharmakon Loan Agreement (disclosed in Note 5. “Current and non-current interest-bearing loans and borrowings”) were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of debt instruments. After initial recognition, borrowings are measured at amortized cost using the effective interest method.

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
3. Revenue
During the three and nine months ended September 30, 2024, the Company recognized $80.2 million and $225.9 million, respectively, (2023: $62.6 million and $171.1 million, respectively) of net product revenue relating to the sale of KIMMTRAK primarily in the United States and Europe after estimated deductions for rebates, chargebacks and returns, which are recognized in Accrued expenses and other current liabilities as set out in the Company’s accounting policies included in the Annual Report.
Product revenue, net from the sale of KIMMTRAK is presented by country / region based on the location of the end customer below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$57,268	$43,441	$162,900	$120,722
Europe	21,098	18,937	55,454	49,293
International	1,882	251	7,583	1,127
Total product revenue, net	$80,248	$62,629	$225,937	$171,142
Product revenue, net for the three and nine months ended September 30, 2024 included $2.8 million and $10.1 million respectively (2023: $0.6 million and $2.6 million, respectively), of partnered revenue under the Company's agreement with Medison Pharma Ltd ("Medison"), and such revenue is split between its European and international markets.
Accounts receivable from contracts with customers
Accounts receivable as of September 30, 2024 and December 31, 2023 was $63.7 million and $52.1 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of September 30, 2024 and December 31, 2023 were immaterial.

Accruals for rebates, chargebacks and returns
Current and non-current accruals for rebates, chargebacks and returns as of September 30, 2024 were as follows (in thousands):

	Rebates	Chargebacks	Returns	Total
As of December 31, 2023	$63,957	$2,031	$738	$66,726
Provisions related to sales in the period	69,463	22,844	898	93,205
Adjustments related to sales in prior periods	12,642	—	—	12,642
Credits and payments made	(14,557)	(23,172)	(1,271)	(39,000)
As of September 30, 2024	$131,505	$1,703	$365	$133,573

Included in the above are non-current accruals for rebates, chargebacks and returns of $2.3 million and $0 as of September 30, 2024 and December 31, 2023, respectively, which are not expected to be paid in the twelve months from the balance sheet date.

For accruals for rebates, chargebacks and returns reported as of December 31, 2023 where the uncertainty remains unresolved, additional information in the three and nine months ended September 30, 2024 resulted in a change in estimate of $1.4 million and $12.6 million, respectively, net increase to the Company’s total accrued revenue deductions as of September 30, 2024.

Deferred revenue
Non-current deferred revenue as of September 30, 2024 and December 31, 2023 relates to $5.0 million received from Medison in the year ended December 31, 2023. The Company expects to recognize revenue for this combined performance obligation of supplying KIMMTRAK and granting Medison the exclusive right to distribute KIMMTRAK in South America with the sale of products following potential regulatory approvals in South America. The Company estimates that product revenue recognition of this non-current deferred revenue will commence after September 30, 2025.
4. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Rebates, chargebacks and returns	$131,243	$66,726
Clinical accruals	40,448	22,459
Employee related expenses	12,322	11,598
Commercial services	3,449	6,900
Contract manufacturing	3,436	4,356
Other taxation and social security	962	1,807
Other accruals	5,364	5,989
	$197,224	$119,835
See Note 3. “Revenue” for a breakdown of rebates, chargebacks and returns.
Clinical accruals primarily represent unbilled work undertaken by contract research organizations ("CROs") as part of the advancement of the Company's clinical programs.

5. Current and non-current interest-bearing loans and borrowings
Current and non-current interest-bearing loans and borrowings consisted of the following as of September 30, 2024 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(12,012)	$390,488	$347,438	Level 2
Pharmakon loan	50,000	(1,793)	48,207	55,293	Level 2

Current and non-current interest-bearing loans and borrowings consisted of the following as of December 31, 2023 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$—	$—	$—	$—	Not applicable
Pharmakon loan	50,000	(1,989)	48,011	46,100	Level 2

Interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible senior notes
Coupon interest	$2,890	$—	$6,997	$—
Amortization of debt issuance costs	511	—	1,343	—
Pharmakon loan	889	1,321	3,466	3,845
Total interest expense	$4,290	$1,321	$11,806	$3,845
On February 2, 2024, the Company completed a private offering (the "Offering") of $402.5 million aggregate principal amount of Notes, including the exercise in full of the initial purchasers’ option to purchase up to an additional $52.5 million principal amount of Notes. The Notes were issued pursuant to an indenture, dated February 2, 2024 (the "Indenture") between the Company and U.S. Bank Trust Company, National Association, as trustee. The Company’s net proceeds from the Offering of the Notes were $389.1 million, after deducting issuance costs of $13.4 million.

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

On November 8, 2022, the Company entered into the Pharmakon loan agreement (the "Pharmakon Loan Agreement"), providing for term loans to the Company in an aggregate principal amount of up to $100 million to be funded in two tranches. The first tranche of $50 million bears interest at a fixed rate of 9.75%, which is payable quarterly in arrears, with payments commencing in 2023. The Company was required to pay a further fee of $1.25 million by June 2024, regardless of whether it elected to draw down on the second $50 million tranche under the Pharmakon Loan Agreement. The Company elected not to exercise the option to draw down the second tranche and made the payment of $1.25 million in the three months ended June 30, 2024. The Company intends to use a portion of its cash and cash equivalents to repay in full the loan outstanding under the Pharmakon Loan Agreement during the three months ending December 31, 2024. While the principal amount outstanding under the Pharmakon Loan Agreement is not yet due for repayment, we have classified the outstanding loan amount within current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2024, to reflect our intention to repay the loan.

The Company has pledged its total assets of $1,084.6 million, presented in the Condensed Consolidated Balance Sheet as of September 30, 2024, as collateral for the $50 million loan drawn down under the Pharmakon Loan Agreement. In the event the Company is unable to repay the loan, the pledged assets may instead be used to repay the outstanding amount of loan and interest.
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
As of September 30, 2024, the contractual future principal payments due were as follows (in thousands):

2024	$-
2025	-
2026	6,250
2027	25,000
2028	18,750
2029 and thereafter	402,500
Total principal payments	$452,500
Less: debt issuance costs	(13,805)
Total interest-bearing loans and borrowings	$438,695

6. Share-based compensation
Under the Company’s Equity Incentive Plan ("EIP"), the Company may grant market value options, share appreciation rights or restricted shares, restricted share units, performance share units and other share-based awards to the Company’s employees. The Company’s board members and consultants are eligible to receive awards under the Company’s non-employee sub-plan to the EIP. Awards may be granted at such times as the Company may determine, but will generally be granted annually following the end of the financial year. Awards vest at such times and as specified in the award agreement, typically being over a four-year period although the Company retains the discretion to provide for other vesting schedules. If the participant violates the non-competition, non-solicitation, confidentiality or other similar restrictive covenant provisions of any employment contract, the right of the participant to receive these shares on vesting shall terminate immediately. The Company maintains discretion over the type and terms of equity awards granted. All awards lapse on the tenth anniversary from the date of grant, and they are not subject to performance conditions or entitled to dividends. The Company has reserved 5,589,797 authorized shares for future issuance under the EIP.
The following table shows the total share-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,819	$1,717	$5,971	$5,254
Selling, general and administrative	$4,740	$6,482	$19,552	$20,024
Share option activity
The number and weighted average exercise prices of share options were as follows:

	Number of Share Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	8,967,882	$27.06	7.1 years	$369,976
Awards granted	1,033,541	67.00
Awards exercised	(299,971)	19.06
Awards forfeited / cancelled	(50,734)	(47.39)
Outstanding as of September 30, 2024	9,650,718	$31.48	6.7 years	$—
Exercisable as of September 30, 2024	7,033,644	$24.68	6.2 years	$34,693
As of September 30, 2024, total unrecognized compensation expense related to share options granted but not vested was $29.1 million, which the Company expects to recognize over a remaining weighted-average period of 1.7 years.
Awards granted in the three and nine months ended September 30, 2024 and 2023 have been valued using the Black-Scholes option pricing model. The assumptions used in the models for share options granted during the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share price at grant date	$33.89	$59.45	$33.89 - $70.50	$48.38 - $64.53
Exercise price	$33.89	$59.45	$33.89 - $70.50	$48.38 - $64.53
Expected volatility	55.42%	70.46%	55.24% - 66.17%	70.46% - 72.05%
Expected life	5.5 years	5 years	5 years - 5.5 years	5 years
Risk free rate	4.44%	4.19%	3.93% - 4.56%	3.52% - 4.19%
Fair value	$18.53	$36.48	$18.53 - $40.47	$29.51 - $39.92

7. Basic and diluted net income (loss) per share
Basic and diluted net income (loss) per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$8,736	$906	$(27,316)	$(35,557)
Basic weighted-average number of shares outstanding	50,021,939	49,134,037	49,971,267	48,671,732
Adjustment for stock options with dilutive effect	2,786,495	5,024,930	—	—
Diluted weighted-average number of shares outstanding	52,808,434	54,158,967	49,971,267	48,671,732
Basic net income (loss) per share	$0.17	$0.02	$(0.55)	$(0.73)
Diluted net income (loss) per share	$0.17	$0.02	$(0.55)	$(0.73)
A total of 9,650,718 shares issuable upon the exercise of outstanding share options as of September 30, 2024 (September 30, 2023: 9,251,830), have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect for the nine months ended September 30, 2024 and 2023. For the three months ended September 30, 2024 and 2023, there were 2,222,171 and 902,650, respectively, shares issuable upon the exercise of options granted under the Company’s option plans excluded from the calculation for diluted earnings per share, because they are considered to be anti-dilutive.

For the three and nine months ended September 30, 2024, shares issuable upon the potential conversion of all of the Notes (as defined in Note 5. “Current and non-current interest-bearing loans and borrowings”) were excluded from the calculation of diluted income (loss) per share because they were anti-dilutive. Diluted earnings per share for the Notes is calculated under the if-converted method in accordance with ASC 260, Earnings Per Share.

8. Income taxes
Income tax benefit (expense) is recognized at an amount determined by multiplying the net income (loss) before income taxes for the interim reporting period by the Company’s estimated annual effective tax rate, adjusted for the tax effect of certain items recognized in full in the interim period. As such, the effective tax rate in the condensed consolidated financial statements may differ from the Company’s estimate of the effective tax rate for the Company’s consolidated financial statements for the year ending December 31, 2024.
The Company’s consolidated estimated effective tax rate for the nine months ended September 30, 2024 was 2.8%. During the nine months ended September 30, 2024, the Company recorded a tax benefit of $0.8 million, compared to a tax charge for the nine months ended September 30, 2023 of $0.3 million. The Company continues to benefit from the U.K. large company, Research & Development Expenditure Credit ("RDEC") regime which can generate a cash rebate of up to 15% of qualifying research and development expenditures incurred after April 1, 2023. Tax credits receivable under the RDEC regime are recorded "above the line" as a reduction from research and development expenses. For the three and nine months ended September 30, 2024, the Company excluded the United Kingdom from the calculation of the annual estimated tax rate as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.
A net deferred tax asset of $12.7 million has been recognized as of September 30, 2024 (December 31, 2023: $11.0 million) primarily representing research and development credits and share-based compensation for one of the Company’s U.S. subsidiaries, Immunocore LLC, following an annual assessment, or periodically as required, of all available and applicable information, including its forecasts of costs and future profitability and the resulting ability to reverse the recognized deferred tax assets over a short period of time.

9. Commitments and contingencies
Lease commitments
The maturities of operating lease liabilities as of September 30, 2024 were as follows (in thousands):

2024	$679
2025	4,382
2026	4,644
2027	4,543
2028	4,823
2029 and thereafter	50,102
Total lease payments	69,173
Less imputed interest	(26,805)
Present value of operating lease liabilities	$42,368
Manufacturing commitments
The Company enters into a number of manufacturing commitments for the future purchase of materials and contract manufacturing services. While the majority of such contracts can be cancelled on reasonable notice, due to the significant ongoing expenditure associated with the Company’s programs, including brenetafusp, the Company estimates it has noncancellable commitments in relation to the development and supply of product candidates totaling $26.0 million, the majority of which are estimated to be paid within the next twelve months.
Legal proceedings
The Company is not currently a party to any material legal proceedings.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report. The following discussion is based on our financial information prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"), as found in the Accounting Standards Codification and Accounting Standards Update of the Financial Accounting Standards Board and the rules and regulations of the Securities and Exchange Commission ("SEC"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. We also recommend that you read our discussion and analysis of financial condition and results of operations together with our audited financial statements and notes thereto, and the section titled “Risk Factors” each of which appear in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 28, 2024 (the "Annual Report") as well as the section titled “Special Note Regarding Forward-Looking Statements".
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
In 2022, we received approval for our lead product, KIMMTRAK, for the treatment of unresectable metastatic uveal melanoma from the FDA, the European Commission, and other health authorities. KIMMTRAK is now approved in 38 countries for the treatment of unresectable or mUM. We have launched KIMMTRAK in 21 countries globally to date and we plan to launch KIMMTRAK in additional countries, if approved in those countries.
KIMMTRAK is the lead product from our ImmTAX platform and was the first approved new therapy in mUM in four decades. To date, we have treated over 2,000 cancer patients with KIMMTRAK, tebentafusp, and our other ImmTAX product candidates, which we believe is the largest clinical data set of any T cell engager bispecific in solid tumors and any TCR therapeutic. Our clinical programs are being conducted with patients with a broad range of cancers including melanoma, ovarian, lung, endometrial and colorectal, among others. We believe that these other tumor types have large addressable patient populations and significant unmet need. We are progressing three late-stage clinical programs within our ImmTAC (Immune mobilizing monoclonal TCRs Against Cancer) portfolio, including KIMMTRAK and the PRAME-targeted brenetafusp.
Since our inception, we have focused on organizing and staffing our company, raising capital and performing research and development activities to advance our research, development and technology, and commercializing KIMMTRAK. While we have successfully generated revenue from KIMMTRAK, which is our first marketed product, our ability to generate higher levels of product revenue from other marketed products, which may never be fully developed or commercialized, depends on the successful development and regulatory approval of one or more of our product candidates and our ability to finance operations. Since inception, through to September 30, 2024, we have raised an aggregate of $1,677 million through our initial public offering, private placements of our ordinary and preferred shares, debt financings, and historical payments from our collaboration partners. These funds have been and are being used to fund operations and invest in activities for technology creation, drug discovery and clinical development programs, infrastructure, creation of portfolio of intellectual property and commercial and administrative support.
We have incurred significant operating losses and expect to continue to incur significant expenses and operating losses for the near future. We had net income of $8.7 million and a net loss of $27.3 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, our accumulated deficit was $772.0 million. We expect to continue to incur significant and increasing expenses and to incur operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

We do not expect to generate revenue from the sale of our other product candidates unless and until we successfully complete clinical development of and obtain regulatory approval for such product candidates. As a result, we may need additional funding to support our continued operations and pursue our clinical development and growth strategy. Until we can generate sufficient revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, government funding arrangements, collaborations and marketing and distribution and licensing arrangements. We may be unable to raise additional funds or enter into such other arrangements on favorable terms, or at all, particularly in light of recently worsening macroeconomic conditions, such as supply chain disruptions, fluctuations in interest rates and volatility in the capital markets. If we fail to raise capital or enter into such arrangements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our programs.
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
Recent Developments

In September 2024 at the European Society for Medical Oncology 2024 Meeting ("ESMO 2024"), we presented clinical data from the Phase 1 trial in heavily pre-treated platinum-resistant high grade serous ovarian cancer, with brenetafusp as monotherapy and in combination with chemotherapy.

•Monotherapy: 31 of the 37 monotherapy patients were evaluable for RECIST v1.1 tumor assessment, 58% of whom demonstrated disease control (partial response and stable disease), including two confirmed partial responses (6.5% RECIST response rate). Of patients who had tumor progression, 64% were treated beyond progression (median of 2 additional months). Across all 37 patients, the median progression-free survival (PFS) was 3.3 months, and the overall survival (OS), while still maturing, was 73% at 6 months. Brenetafusp was well tolerated with no treatment-related discontinuation or death observed.

•Combination: 16 patients with platinum-resistant ovarian cancer were treated with brenetafusp and either gemcitabine, nab-paclitaxel or pegylated doxorubicin chemotherapy. Thirteen of these 16 patients were evaluable for RECIST v1.1 tumor assessment (all 13 received prior platinum and taxane therapy, and 6 received prior gemcitabine). 69% of patients achieved disease control, including three partial responses (23% RECIST response rate). The safety profile of brenetafusp in combination with chemotherapy was consistent with the expected profile of each individual agent.

We presented new baseline blood gene expression signature data at ESMO 2024 confirming that T cell fitness in blood is an important parameter of clinical activity for KIMMTRAK in previously treated uveal melanoma, and for brenetafusp in ovarian cancer and uveal melanoma.

We are currently evaluating brenetafusp in combination with non-platinum chemotherapies in platinum-resistant ovarian cancer and with bevacizumab and with platinum chemotherapy in earlier lines of platinum sensitive ovarian cancer.

We continue signal detection for brenetafusp in metastatic non-small-cell lung cancer ("NSCLC") cohorts, including in combination with docetaxel and with osimertinib in earlier-line NSCLC. As a result, we will not release initial data in the fourth quarter of 2024.

Randomization in the ATOM Phase 3 trial, the only active registrational Phase 3 trial in adjuvant uveal melanoma, led by the European Organisation for Research and Treatment of Cancer ("EORTC") is expected to start in the fourth quarter of 2024.

We expect to complete the single ascending dose ("SAD") portion of the Phase 1 trial of IMC-I109V in HBV in the fourth quarter of 2024.

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
Research and development expense
Research and development ("R&D") expenses consist primarily of costs incurred for current or planned investigations undertaken with the prospect of gaining new scientific or technical knowledge and understanding and consist primarily of personnel-related costs, including salaries and share-based compensation expense for the various R&D departments, costs associated with clinical trial activities undertaken by contract research organizations ("CROs") and external manufacturing costs associated with R&D undertaken by contract manufacturing organizations ("CMOs"), R&D laboratory consumables, internal clinical trial expenses, payments for purchased rights and milestones in connection with third-party in-process R&D agreements, costs associated with maintaining laboratory equipment, costs associated with our R&D facilities, including a reasonable allocation of overhead costs, and reductions from expenses for R&D tax credits. R&D expenses are expensed as incurred, although the timing of expense recognition can vary with contractual and payment terms in order to determine when services are received.
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
Foreign currency gain (loss)
These gains (losses) arise on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, including our cash, cash equivalent and marketable securities balances. Our foreign currency gains (losses) can vary significantly between periods as a result of volatility in foreign exchange rates.

Other income (expense), net
Other income (expense), net consists primarily of the unrealized gains (losses) resulting from the change in fair value of our marketable securities and also includes loan and borrowing costs and other items.
Income tax benefit (expense)
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
Unsurrendered tax losses are carried forward to be offset against future taxable profits. After accounting for tax credits receivable, there were accumulated tax losses available for carry forward in the United Kingdom of $320 million as of September 30, 2024. A full valuation allowance is recognized in respect of accumulated tax losses and other temporary differences in the United Kingdom because future profits are not sufficiently certain. A deferred tax asset is, however, recognized in respect of the subsidiary in the United States, relating to unused tax credits on share-based compensation expense and other temporary differences on the basis that we expect to continue generating U.S. taxable income against which deductible temporary differences can unwind.
As we begin to generate significant net product revenue, we may benefit from the U.K.’s “patent box” regime, which allows profits attributable to revenues from patents or patented products to be taxed at a lower rate than other revenue. The effective rate of tax for relevant streams of revenue for companies receiving this relief is 10%.
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue
The following table summarizes our total revenue (in thousands):

	Three Months Ended September 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
Product revenue, net	$80,248	$62,629	$17,619	28.1%
Collaboration revenue	—	2,221	(2,221)	(100.0)%
Total revenue	$80,248	$64,850	$15,398	23.7%

Product revenue, net

Product revenue, net from the sale of KIMMTRAK is presented by country / region based on location of the end customer below (in thousands):

	Three Months Ended September 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
United States	$57,268	$43,441	$13,827	31.8%
Europe	21,098	18,937	2,161	11.4%
International	1,882	251	1,631	649.8%
Total product revenue, net	$80,248	$62,629	$17,619	28.1%
For the three months ended September 30, 2024, we generated product revenue, net of $80.2 million due to the sale of KIMMTRAK, of which $57.3 million was in the United States, $21.0 million in Europe (including the impact of a net increase in estimated reserves related to prior periods of $3.6 million) and $1.9 million in International. Product revenue, net increased in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due primarily to increased volume in the United States and global country expansion, as we continued our commercialization efforts.

R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Three Months Ended September 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$18,512	$17,481	$1,031	5.9%
Tebentafusp programs	8,315	2,352	5,963	253.5%
Infectious disease programs	1,324	1,814	(490)	(27.0)%
All other external clinical and preclinical costs	6,361	3,708	2,653	71.5%
Total external R&D expenses	34,512	25,355	9,157	36.1%
Internal R&D expenses:
Salaries and other employee-related costs	11,272	9,703	1,569	16.2%
Share-based compensation expense	1,819	1,717	102	5.9%
All other internal R&D costs	7,235	7,901	(666)	(8.4)%
U.K. R&D tax credits	(2,068)	(1,427)	(641)	44.9%
Total internal R&D expenses	18,258	17,894	364	2.0%
Total R&D expenses	$52,770	$43,249	$9,521	22.0%
For the three months ended September 30, 2024, our R&D expenses were $52.8 million, compared to $43.2 million for the three months ended September 30, 2023.
For the three months ended September 30, 2024, our external R&D expenses increased by $9.2 million primarily due to an increase of $6.0 million in expenses incurred for our tebentafusp programs as a result of the advanced cutaneous melanoma ("TEBE-AM") and ATOM Phase 3 trials. All other external clinical and preclinical costs increased by $2.7 million due to continued progress in the pipeline.
For the three months ended September 30, 2024, our internal R&D expenses increased by $0.4 million primarily due to an increase in headcount-related expenses as our number of employees and associated personnel costs increased with the growth of our clinical and preclinical programs partially offset by an increase in our R&D tax credits.

SG&A Expenses
The following table summarizes our SG&A expenses (in thousands):

	Three Months Ended September 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
Salaries and other employee-related costs	$11,783	$7,456	$4,327	58.0%
Share-based compensation expense	4,740	6,482	(1,742)	(26.9)%
Selling and commercial costs	11,621	12,100	(479)	(4.0)%
Other administrative expenses	7,388	9,431	(2,043)	(21.7)%
Total SG&A expenses	$35,532	$35,469	$63	0.2%

For each of the three months ended September 30, 2024 and 2023, our SG&A expenses were $35.5 million. Salaries and other employee-related costs increased by $4.3 million, primarily due to the internalization of our U.S. sales force in the fourth quarter of 2023, whereas these costs were included within selling and commercial costs for the three months ended September 30, 2023. In addition, there was an increase in the number of employees in medical and regulatory activities and business support functions, to support our growing pipeline and commercial activities. This was offset by a decrease in share-based compensation expense of $1.7 million due to higher estimated forfeitures in the three months ended September 30, 2024 and a decrease in other administrative expenses.

Interest Income and Interest Expense

For the three months ended September 30, 2024, interest income was $6.0 million compared to $5.1 million for the three months ended September 30, 2023. This increase of $0.9 million reflects higher levels of cash and cash equivalents held in 2024 relative to 2023 due primarily to the net cash proceeds from the convertible senior notes issued in February 2024 (the "Notes") and increases in interest rates earned on our cash and cash equivalents balances. For the three months ended September 30, 2024, interest expense was $4.3 million compared to $1.3 million for the three months ended September 30, 2023 and the increase was primarily related to interest on the Notes.
Foreign Currency Gain
For the three months ended September 30, 2024, foreign currency gain was $4.0 million compared to a gain of $11.2 million for the three months ended September 30, 2023. This decrease of $7.2 million reflects less significant exchange rate movements in the three months ended September 30, 2024 relative to the three months ended September 30, 2023.
Other Income (Expense), Net
For the three months ended September 30, 2024, other income, net was $9.0 million compared to other expense, net of $0.2 million for the three months ended September 30, 2023. The change is primarily related to the unrealized gains resulting from the change in fair value of our marketable securities, which were purchased in 2024.

Income Tax Benefit (Expense)
For the three months ended September 30, 2024, the income tax benefit was $2.6 million compared to $0.2 million for the three months ended September 30, 2023. This increase is related to a favorable discrete item for U.S. research tax credits claimed on our 2023 U.S. income tax return.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue
The following table summarizes our total revenue (in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
Product revenue, net	$225,937	$171,142	$54,795	32.0%
Collaboration revenue	213	8,124	(7,911)	(97.4)%
Total revenue	$226,150	$179,266	$46,884	26.2%
Product revenue, net

Product revenue, net from the sale of KIMMTRAK is presented by country / region based on location of the end customer below (in thousands).

	Nine Months Ended September 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
United States	$162,900	$120,722	$42,178	34.9%
Europe	55,454	49,293	6,161	12.5%
International	7,583	1,127	6,456	572.8%
Total product revenue, net	$225,937	$171,142	$54,795	32.0%

For the nine months ended September 30, 2024, we generated product revenue, net of $225.9 million, due to the sale of KIMMTRAK, of which $162.9 million was in the United States, $55.5 million in Europe (including the impact of a net increase in estimated reserves related to prior periods of $12.6 million) and $7.6 million in International. Product revenue, net increased in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due primarily to increased volume in the United States and global country expansion, as we continued our commercialization efforts.
Collaboration revenue
Revenue from collaboration agreements decreased by $7.9 million to $0.2 million in the nine months ended September 30, 2024, compared to $8.1 million for the nine months ended September 30, 2023. This decrease was due to our February 2023 agreement with Genentech to close the Phase 1 clinical trial and for the parties to fulfill the remaining obligations under the terms of our Genentech collaboration.
R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$67,144	$37,300	$29,844	80.0%
Tebentafusp programs	18,766	10,630	8,136	76.5%
Infectious disease programs	5,009	4,272	737	17.3%
All other external clinical and preclinical costs	17,309	13,733	3,576	26.0%
Total external R&D expenses	108,228	65,935	42,293	64.1%
Internal R&D expenses:
Salaries and other employee-related costs	33,247	27,780	5,467	19.7%
Share-based compensation expense	5,971	5,254	717	13.6%
All other internal R&D costs	19,577	21,854	(2,277)	(10.4)%
UK R&D tax credits	(5,722)	(2,843)	(2,879)	101.3%
Total internal R&D expenses	53,073	52,045	1,028	2.0%
Total R&D expenses	$161,301	$117,980	$43,321	36.7%
For the nine months ended September 30, 2024, our R&D expenses were $161.3 million, compared to $118.0 million for the nine months ended September 30, 2023.
For the nine months ended September 30, 2024, our external R&D expenses increased by $42.3 million primarily due to an increase of $29.8 million in expenses incurred for our PRAME programs as a result of the initiation of our registrational Phase 3 PRISM-MEL-301 clinical trial, scale-up of manufacturing and increase in the number of patients in combination expansions in our PRAME-A02 Phase 1 clinical trial. R&D expenses incurred for our tebentafusp programs increased by $8.1 million primarily due to the advanced cutaneous melanoma ("TEBE-AM") and ATOM Phase 3 trials. All other external clinical and preclinical costs increased by $3.6 million due to continued progress in the pipeline.
For the nine months ended September 30, 2024, our internal R&D expenses increased by $1.0 million primarily due to an increase of $5.5 million in headcount-related expenses as our number of employees and associated personnel costs increased with the growth of our clinical and preclinical programs partially offset by an increase in our R&D tax credits.

SG&A Expenses
The following table summarizes our SG&A expenses (in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
Salaries and other employee-related costs	$37,104	$24,984	$12,120	48.5%
Share-based compensation expense	19,552	20,024	(472)	(2.4)%
Selling and commercial costs	35,321	36,624	(1,303)	(3.6)%
Other administrative expenses	21,480	21,414	66	0.3%
Total SG&A expenses	$113,457	$103,046	$10,411	10.1%
For the nine months ended September 30, 2024, our SG&A expenses were $113.5 million, compared to $103.0 million for the nine months ended September 30, 2023, an increase of $10.4 million. Salaries and other employee-related costs increased by $12.1 million during the nine months ended September 30, 2024, primarily due to the internalization of our U.S. sales force in the fourth quarter of 2023, whereas for the nine months ended September 30, 2023 these costs were included within selling and commercial costs. In addition, there was an increase in the number of employees in medical and regulatory activities and business support functions to support our growing pipeline and commercial activities.
Interest Income and Interest Expense
For the nine months ended September 30, 2024, interest income was $20.4 million compared to $12.5 million for the nine months ended September 30, 2023. This increase of $7.9 million reflects higher levels of cash and cash equivalents held in 2024 relative to 2023 due primarily to the net cash proceeds from the Notes issued in February 2024 and increases in interest rates earned on our cash and cash equivalents balances. For the nine months ended September 30, 2024, interest expense was $11.8 million compared to $3.8 million for the nine months ended September 30, 2023 and the increase was primarily related to interest on the Notes.
Other Income (Expense), Net
For the nine months ended September 30, 2024, other income, net was $13.2 million compared to other expense, net of $0.7 million for the nine months ended September 30, 2023. The change is primarily related to the unrealized gains resulting from the change in fair value of our marketable securities, which were purchased in 2024.
Income Tax Benefit (Expense)
For the nine months ended September 30, 2024, the income tax benefit was $0.8 million compared to a charge of $0.3 million for the nine months ended September 30, 2023. This change is related to a favorable discrete item for U.S. research tax credits claimed on our 2023 U.S. income tax return.
Liquidity and Capital Resources
Sources of Liquidity
Although we have recorded product revenue for sales of KIMMTRAK, have positive operating cash flows in the nine months ended September 30, 2024 and have net income in the three months ended September 30, 2024, we have continued to incur operating losses and cumulative negative cash flows from our operations since our inception. We have an accumulated deficit of $772.0 million as of September 30, 2024.
Since our inception, we have funded our operations primarily with proceeds from sales of equity securities, debt financings and historical payments from our collaboration partners. Through September 30, 2024, we have raised an aggregate of $1,677 million. As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $901.3 million and $442.6 million, respectively.

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
On September 9, 2022, we entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may issue and sell ADSs, each representing one ordinary share, having an aggregate offering price of up to $250 million, from time to time, in one or more at-the-market offerings, for which Jefferies will act as sales agent and/or principal. The at-the-market facility has been registered under the Securities Act pursuant to our Registration Statement on Form F-3ASR (File No. 333-264105). As of September 30, 2024, no issuances or sales had been made pursuant to the Sales Agreement.
We entered into a loan with Pharmakon Advisors, LP (the "Pharmakon Loan Agreement") in November 2022, under which we have borrowed $50 million, which bears interest at a fixed rate of 9.75% and is due to mature in November 2028. We intend to use a portion of our cash and cash equivalents to repay in full the loan outstanding under the Pharmakon Loan Agreement during the three months ending December 31, 2024. As of the date of this Quarterly Report, we have not yet repaid the loan outstanding under the Pharmakon Loan Agreement and this is included in our indebtedness as of September 30, 2024.
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

Other than the above mentioned indebtedness, we currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our lease obligations and supplier purchase commitments.
Cash Flows
As of September 30, 2024, we had cash, cash equivalents and marketable securities of $901.3 million, compared with $442.6 million as of December 31, 2023. Our working capital was $739.7 million as of September 30, 2024, compared with $389.8 million as of December 31, 2023.
The following table summarizes the primary sources and uses of cash and cash equivalents for each period presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents at beginning of period	$442,626	$402,472
Net cash provided by operating activities	40,012	20,673
Net cash used in investing activities	(351,589)	(4,608)
Net cash provided by financing activities	395,392	28,092
Net foreign exchange difference on cash held	11,326	(2,491)
Cash and cash equivalents at end of period	$537,767	$444,138
Net cash provided by our operating activities was $40.0 million for the nine months ended September 30, 2024, compared to cash provided by operating activities of $20.7 million for the nine months ended September 30, 2023. The increase of $19.3 million in the nine months ended September 30, 2024 was primarily due to increases in net product revenue and accrued expenses, partially offset by an increase in operating expenses and prepayments and other current assets.
Net cash used in investing activities was $351.6 million and $4.6 million for the nine months ended September 30, 2024 and 2023, respectively. The net cash used in investing activities increased for the nine months ended September 30, 2024 due to purchases of marketable securities.

Net cash provided by our financing activities during the nine months ended September 30, 2024 was $395.4 million compared to $28.1 million for the nine months ended September 30, 2023. The increase of $367.3 million was the result of the net cash proceeds from the Notes of $389.1 million with no similar proceeds in the nine months ended September 30, 2023, partially offset by a decrease in exercise of share options.
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
•maintain, protect, defend, enforce and expand our intellectual property portfolio; and
•experience any delays, interruptions or encounter issues with any of the above, including any delays or other impacts as a result of the war in Ukraine, the conflict in the Middle East, global geopolitical tension, worsening macroeconomic conditions, including supply chain disruptions, fluctuations in interest rates and inflation, and health epidemics or pandemics.
In order to maintain such levels of expenditure and our anticipated expenditure, we may raise further funds by exploring debt or equity financing, or potentially further collaborations, in the future. The amount we are able to raise from these options can vary with market conditions, including the impacts of macroeconomic conditions such as supply chain disruptions, fluctuations in interest rates and volatility in the capital markets, and our long-term strategy as a company is dependent on our ability to successfully raise such funding. Moreover, we have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
We held cash, cash equivalents and marketable securities of $901.3 million as of September 30, 2024. Based on our current operating plans, we expect that our existing cash, cash equivalents and marketable securities, along with anticipated future revenue from KIMMTRAK, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report. Given our need for additional financing to support the long-term clinical development of our programs, we may consider additional financing opportunities when market terms are favorable to us.
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

Contractual Obligations
Leases and manufacturing
As part of our ongoing operations, we have material contractual lease obligations over expected lease terms of several years and expiry dates extending to 2043 primarily for our most significant facilities in the United Kingdom. These obligations and potential obligations could result in payments of up to $69.2 million. The majority of such payments represent longer-term commitments as outlined in the notes to our condensed consolidated financial statements. The lease agreements are cancellable assuming certain conditions are met prior to expiry. We expect to continue to incur expenses for such leases for the foreseeable future. As we continue to grow, launch further products or expand our operations in other countries, we may determine that it is necessary to enter into further lease agreements, which would further increase our cash outflows. Further obligations or commitments in the near term relate to our capital expenditure requirements for the purpose of improving our leased facilities. If we continue to grow, such commitments may become significant in value.
We have a number of existing manufacturing obligations, some of which relate to the manufacture of KIMMTRAK. We have similar obligations related to our earlier stage programs. These obligations and potential obligations could result in payments of up to $26.0 million, and are expected to increase as we continue to commit to advancing the development of our brenetafusp (IMC-F106C) program in 2024 and beyond. While we have already incurred costs for commercial launches of KIMMTRAK in the United States, Europe and other territories, additional manufacturing obligations may arise in future in relation to product sales in these territories. We have also entered into third-party agreements relating to marketing and distribution of KIMMTRAK. The majority of such obligations have standard payment terms, and our level of non-cancellable commitments with such parties is not considered material. To meet demand, we may amend or enter into further agreements with CMOs or other parties which could cause our cash requirements to increase. While receipts from the sale of KIMMTRAK or other future products may fund our ongoing manufacturing and sales efforts, there can be no assurance that we will earn such revenues. In the longer term, if we received regulatory approval for our other product candidates, we would expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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
Financing obligations
We are required to make interest payments for the Notes issued in February 2024. As of September 30, 2024, we had $402.5 million aggregate principal amount of the Notes outstanding, which will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. See Note 5. “Current and non-current interest-bearing loans and borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report for further information.

We are also required to make interest payments, and, from 2026 onward, contractual repayments of principal borrowings under our Pharmakon Loan Agreement, until at least 2028. The loan liability as of September 30, 2024 was $48.2 million, and further details regarding this loan facility are provided in Note 5. ''Current and non-current interest-bearing loans and borrowings'' of the notes to our condensed consolidated financial statements, in Part I of this Quarterly Report. We had the option to draw down a further $50 million under our Pharmakon Loan Agreement through June 2024, and we elected not to exercise this option. We intend to use a portion of our cash and cash equivalents to repay in full the loan outstanding under the Pharmakon Loan Agreement during the three months ending December 31, 2024, which will release us from the forementioned obligations.

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
In February 2023, Genentech accepted our proposal to cease co-funding the development of MAGE-A4 HLA-A02 targeted programs, except for our equal share of the wind-down costs of the IMC-C103C Phase 1 clinical trial. Genentech will acquire an exclusive worldwide license to the MAGE-A4 HLA-A02 soluble TCR bispecific therapeutic candidate compounds and will be fully responsible for all further development and commercialization of such candidate compounds, at its expense. As of December 31, 2023, we determined our performance obligation under the collaboration with Genentech was complete. If MAGE-A4 HLA-A02 targeted products are commercialized, we would be eligible to receive development and commercial milestone payments plus royalties from Genentech on any sales of MAGE-A4 HLA-A02 targeted products arising under the Genentech Agreement. Any future milestones will be recorded when they become probable of being achieved.

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

Gadeta Collaboration

In December 2022, we entered into a Collaboration, Option and License Agreement (the "Gadeta Collaboration") with Gadeta B.V. ("Gadeta") which was acquired by Clade Therapeutics ("Clade") in October 2023. Under the Gadeta Collaboration, we will collaborate on ‘201 γδ-TCR target discovery, and we will have the option to develop ImmTAC therapies derived from the ‘201 TCR as part of the research collaboration. Following the acquisition of Gadeta by Clade, the rights under the Gadeta Collaboration were transferred to Ateda Therapeutics ("Ateda"). Our rights and obligations have not been altered through this transfer and we have an option for an exclusive license to further research, develop and commercialize an ImmTAC candidate from the Gadeta Collaboration. If we exercised this option, Ateda could be eligible to receive further payments from us. We have incurred amounts totaling $2.75 million under the Gadeta Collaboration as of September 30, 2024. In April 2024, Clade was acquired by Century Therapeutics and our rights or obligations under the Gadeta Collaboration were not affected by the acquisition.

Critical Accounting Estimates
Our condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, respectively, have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the value of assets and liabilities—as well as contingent assets and liabilities—as reported on the balance sheet date, and revenues and expenses arising during the fiscal period.
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

Judgment is also required in determining expected rebate percentages for the amount of net product revenue in France. Rebates payable are subject to a high degree of estimation uncertainty. Our estimate of these rebates represents the difference between the expected agreed price for the commercial sale of KIMMTRAK in France, which is subject to negotiation, and the initial price of tebentafusp and KIMMTRAK until this price is agreed. Analysis of further legislative requirements, sales volumes and the expected benefit of KIMMTRAK to patients in France is also required in the assessment of rebates payable. We apply judgement to assess internal targets, pricing information of other therapies approved for sale in France, information obtained from price negotiations of KIMMTRAK in other countries, and information connected with KIMMTRAK’s safety profile when forming our estimated rebate deduction from revenue. For other European markets where the price is open to negotiation, judgements are made in line with expected pricing outcomes.
Our total accrued revenue deductions as of September 30, 2024 were $133.6 million, including amounts of $118.2 million for the critical estimates subject to greater estimation uncertainty and judgments described above. These are included within Accrued expenses and other current liabilities and Accrued expenses, non-current in the Condensed Consolidated Balance Sheet as of September 30, 2024. In the three months ending December 31, 2024, we expect to pay approximately $40.0 million related to accrued revenue deductions.
A 20% increase or decrease in estimates of expected rebate and chargeback percentages for amounts payable to governments or government agencies for the critical estimates described above would have resulted in a $23.6 million reduction or increase in Product revenue, net reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2024. We believe our expected values of accruals reported in the Condensed Consolidated Balance Sheet are materially appropriate; however, due to the uncertainties and judgements outlined above, it is possible eventual amounts could significantly differ to these estimates. For critical estimates reported as of December 31, 2023 where the uncertainty remains unresolved, additional information in the nine months ended September 30, 2024, resulted in a change in estimate of an additional $12.6 million of net increase to our total accrued revenue deductions as of September 30, 2024.
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
Currency Risk
Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to fluctuations in value of foreign currency cash and cash equivalent balances held by our main operating subsidiary in the United Kingdom, our operating activities in our foreign subsidiaries, and outsourced supplier agreements denominated in currencies other than functional currency. We minimize foreign currency risk by maintaining cash and cash equivalents of each currency at levels sufficient to meet foreseeable expenditure to the extent practical.
Our cash and cash equivalents were $537.8 million and $442.6 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, 91% of our cash and cash equivalents were held by our U.K. subsidiary, of which 58% were denominated in U.S. dollars, 27% were denominated in pounds sterling and 15% were denominated in euros. All of our marketable securities were held in our U.K. parent company and were denominated in U.S. dollars. The significant remainder of our cash and cash equivalents are held in the United States and denominated in U.S. dollars. Changes in exchange rates had an impact on U.S. dollar balances held by our main operating subsidiary in the United Kingdom, which resulted in foreign exchange gains in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) due to the appreciation of the subsidiary’s U.S. dollars in pounds sterling terms in the nine months ended September 30, 2024 and 2023. Further movements in exchange rates or returns to previous exchange rate levels have caused, and may continue to cause, material fluctuations or equivalent losses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
A five percentage point increase in exchange rates would reduce the carrying value of net financial assets and liabilities held in foreign currencies as of September 30, 2024 by $9.9 million and as of December 31, 2023 by $6.0 million. A five percentage point decrease in exchange rates would increase the carrying value of net financial assets and liabilities held in foreign currencies as of September 30, 2024 by $9.9 million and as of December 31, 2023 by $6.0 million.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings

From time to time, we may become subject to arbitration, litigation or claims arising in the ordinary course of business. We are not currently a party to any arbitration or legal proceeding that, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition. The results of any future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, and other factors.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

Insider Trading Arrangements
During our last fiscal quarter, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.
Item 6. Exhibits

Exhibit Number		Incorporation by Reference
	Description	Schedule / Form	File Number	Exhibit	Filing Date
3.1	Articles of Association of Immunocore Holdings plc	10-Q	001-39992	3.1	August 8, 2024
31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCORE HOLDINGS PLC

Date:	November 6, 2024	By:	/s/ Bahija Jallal
			Name:	Bahija Jallal, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ Brian Di Donato
			Name:	Brian Di Donato
			Title:	Chief Financial Officer
(Principal Financial Officer)