Form 10-K
period 2024-12-31
Immunocore Holdings plc
filed 2025-02-26
CIK 1671927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒ No
The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant, based upon $33.89, the closing price of the registrant’s American Depositary Shares on the Nasdaq Global Market on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.6 billion.
As of January 31, 2025, the registrant had 50,068,126 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, par value £0.002, shares consisting of (i) 49,333,729 voting ordinary shares and 734,397 non-voting ordinary shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Annual Report are based upon information available to us as of the date of this Annual Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include, but are not limited to, statements about:
•the therapeutic potential and expected clinical benefits of KIMMTRAK;
•the safety, efficacy and clinical progress of our various ongoing clinical programs and any planned clinical programs, including those for tebentafusp, brenetafusp, IMC-P115C, IMC-T119C, IMC-R117C, IMC-M113V, IMC-I109V, IMC-S118AI, and IMC-U120AI;
•our ability to continue to generate revenues, which is dependent upon maintaining significant market acceptance among physicians, patients and healthcare payors;
•our ability to maintain regulatory approval of KIMMTRAK for metastatic uveal melanoma ("mUM") in the United States, European Union and other territories, as well as our ability to obtain and maintain regulatory approval in additional indications, jurisdictions, and the timing thereof;
•our expectations regarding the continued commercialization and marketing of KIMMTRAK for mUM, including expanding into and the related timing of reaching patients in additional indications and territories;
•our ability to build a sustainable pipeline of new product candidates, including but not limited to future generations of KIMMTRAK and additional product candidates identified and developed using our ImmTAX platform;
•our ability to continue successfully executing our sales and marketing strategy of KIMMTRAK in the United States, Europe and elsewhere, including continuing to successfully recruit and retain sales and marketing personnel and to successfully build the market for our medicines;
•the rate and degree of market acceptance of our product candidates among physicians, patients, patient advocacy groups, third-party payors and the medical community and our ability and our distribution and marketing partners’ ability to obtain coverage and adequate reimbursement and pricing for our medicines from government and third-party payors and risks relating to the success of our patient assistance programs;
•the initiation, timing, progress and results of our ongoing and planned clinical trials, including the expansion arms of such trials, for tebentafusp in advanced melanoma and adjuvant uveal (or ocular) melanoma, brenetafusp, IMC-P115C, IMC-T119C, IMC-R117C, IMC-M113V, IMC-I109V, IMC-S118AI, and IMC-U120AI and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and investigational new drug application-enabling studies;
•our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations, our future expenses, including the impact thereon of changes in interest rates and inflation, fluctuating exchange rates and other macroeconomic factors, and our future revenues and our need for and ability to obtain additional financing;
•our expectations regarding timing of regulatory filings for, or our ability to obtain regulatory approval of, our product candidates;
•our ability to obtain accelerated approval for current and future product candidates from the U.S. Food and Drug Administration ("FDA"), the European Commission, or other comparable regulatory authorities in other jurisdictions;
•our expectations regarding business disruptions affecting the initiation, patient enrollment, clinical trial site monitoring, development and operation of our current and proposed clinical trials, including as a result of a public health emergency or other global and macroeconomic factors, such as the war in Ukraine, the conflict in the Middle East, global geopolitical tensions, supply chain disruptions, and changes in interest rates and inflation;
•our business strategies and goals , including our 2025 strategic priorities;
•our plans to collaborate, or statements regarding our current collaborations, and our ability to find future partners and collaborators;
•the performance of our third-party suppliers and manufacturers;

•our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our products and product candidates and our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;
•our expectations regarding competition with respect to KIMMTRAK or any of our current or future product candidates, as well as innovations by current and future competitors in our industry;
•our expectations regarding regulatory developments in the United States and other countries, including potential changes in healthcare laws and regulations;
•our financial performance and our ability to effectively manage our anticipated growth;
•our ability to identify, recruit and retain qualified employees, including key commercial or management personnel; and
•whether we are classified as a Passive Foreign Investment Company ("PFIC") for current and future periods.
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
GENERAL INFORMATION
Unless context otherwise requires, all references in this Annual Report on Form 10-K ("Annual Report") to “Immunocore,” the “Company,” “we,” “us” and “our” refer to Immunocore Holdings plc and, where appropriate, its consolidated subsidiaries.
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
RISK FACTORS SUMMARY
Our business is subject to a number of risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A. of this Annual Report. Set forth below is a summary list of the principal risk factors as of the date of the filing this Annual Report:
•We have incurred significant losses in every year since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.
•Our ability to continue to generate revenues from KIMMTRAK and any other product candidates, if approved, is subject to being considered safe, effective, and having advantages over other therapies, and attaining and maintaining significant market acceptance among physicians, patients and healthcare payors.
•Our revenues from KIMMTRAK may be significantly reduced by both existing and future legislation for drug pricing reforms requiring the payment of rebates.
•Our future prospects are highly dependent on our ability to continue to successfully develop and execute our commercialization strategies for KIMMTRAK and any future products for which we may obtain regulatory approval. Failure to do so would adversely impact our financial condition and prospects.

•We may require substantial additional funding to achieve our business goals. If we are unable to obtain this funding when needed and on acceptable terms, we could be forced to delay, limit or terminate our product development efforts.
•We are heavily dependent on the success of our ImmTAX platform to identify and develop product candidates. If we or our collaborators are unable to successfully develop and commercialize our platforms or experience significant delays in doing so, our business may be harmed.
•We face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.
•We may be unable to successfully complete additional large-scale, pivotal clinical trials for any product candidates we develop after KIMMTRAK in mUM.
•Our product candidates utilize a novel mechanism of action and involve novel targets which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.
•Clinical product development involves a lengthy and expensive process, with an uncertain outcome.
•Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•If we fail to comply with manufacturing regulations, our financial results and financial condition will be adversely affected.
•Reports of adverse events or safety concerns involving KIMMTRAK or our product candidates could delay or prevent us from obtaining or maintaining regulatory approvals or could negatively impact sales of our products or the prospects for our product candidates.
•Even though we have received regulatory approval for KIMMTRAK, and even if we receive regulatory approval for any of our other product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.
•If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations and actions; litigation; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; loss of customers and sales; and other adverse consequences.
•If we are unable to adequately protect our proprietary technology or obtain, maintain, protect and enforce patent and other intellectual property protection for our technology and products or if the scope of the protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.
•Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property or proprietary rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
•The FDA and comparable foreign regulatory authorities’ regulatory pathways can be difficult to predict and whether, for example, further unanticipated clinical trials are required, will depend on the data obtained in our ongoing clinical trials.

•Our future success depends on our ability to retain key executives and experienced scientists and to attract, retain and motivate qualified personnel.
•Our existing therapeutic collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.
•As a company based outside of the United States, we are subject to economic, political, regulatory and other risks associated with international operations.
PART I
Item 1.    Business
We are a commercial stage biotechnology company pioneering and delivering transformative immunomodulating medicines to radically improve outcomes for patients with cancer, infectious diseases, and autoimmune diseases. Leveraging our proprietary, flexible, off-the-shelf ImmTAX (Immune mobilizing monoclonal TCRs Against X disease) platform, we are developing a deep pipeline in multiple therapeutic areas, including clinical stage programs in oncology and infectious disease, advanced pre-clinical programs in autoimmune disease and earlier pre-clinical programs across three therapeutic areas.
In 2022, we received approval for our lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma ("mUM") from the FDA, the European Commission and other health authorities. KIMMTRAK is now approved in 39 countries for the treatment of unresectable or mUM. In 2024, we launched KIMMTRAK in 14 additional countries (including Australia, Spain, Poland, and the United Kingdom excluding Scotland, and, reached price agreements with England's National Institute for Clinical Excellence ("NICE"), with further commercial launches planned in additional territories where KIMMTRAK is approved.
KIMMTRAK is the lead product from our ImmTAX platform and was the first approved therapy in mUM. To date, we have treated over 2,000 cancer patients with KIMMTRAK, tebentafusp, and our other ImmTAX product candidates, which we believe is the largest clinical data set of any T cell engager bispecific in solid tumors and any T cell receptor ("TCR") therapeutic. Our clinical programs are being conducted with patients with a broad range of cancers including melanoma, ovarian, lung, and colorectal, among others. We believe that these tumor types have large addressable patient populations and significant unmet need. We are progressing three late-stage clinical programs within our ImmTAC (Immune mobilizing monoclonal TCRs Against Cancer) portfolio, including KIMMTRAK and the PRAME-targeted brenetafusp.
KIMMTRAK is manufactured at facilities located in Denmark and Germany, with final packaging completed in the Netherlands. We are supporting the appropriate use of KIMMTRAK in the United States and Europe through a well-equipped and fit-for-purpose trained commercial team that includes commercial, medical, sales, and value access team members. We utilize a hybrid commercialization model that includes an in-house sales force in the United States and contracted resources in the United States and Europe. To support our commercialization efforts, we have entered into an exclusive multi-regional agreement with Medison Pharma Ltd. ("Medison") to help seek regulatory authorization and commercialize KIMMTRAK in Canada, Australia, New Zealand, Israel, Central and Eastern Europe, South and Central America, and the Caribbean.
Unlike antibody targeted immunotherapies that have a relatively small target pool, our approach relies on the power of TCRs, which are naturally occurring receptors found on the surface of T cells that have the ability to target nearly all of the human proteome. Natural TCRs give T cells the ability to scan for abnormalities in nearly any cell in the body that are presented as protein fragments, or antigens, by human leukocyte antigen ("HLA"), on the cell surface. Our ImmTAX platform builds upon these natural TCRs to engineer soluble targeted and high-affinity TCRs. By engineering these TCRs through our ImmTAX platform, we are developing off-the-shelf, bispecific therapeutics, which are able to precisely target a wide range of proteins uniquely expressed by unhealthy and abnormal cells that cannot be targeted by current antibody-based immunotherapies.

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
We will also continue pioneering immunotherapy and unlocking the full potential of our platform to generate transformative treatments for patients, by using different targeting mechanisms and immune effectors for next-generation bispecific therapies.

Our Pipeline
We are currently leveraging our platform within three therapeutic areas: cancer, infectious diseases, and autoimmune diseases. Our oncology portfolio includes numerous pre-clinical to late stage programs, including KIMMTRAK in advanced cutaneous melanoma and adjuvant uveal melanoma, brenetafusp in a Phase 3 clinical trial in first-line advanced cutaneous melanoma and in a Phase 1/2 clinical trial in multiple tumor types, IMC-R117C (PIWIL-1) in a Phase 1/2 clinical trial in advanced solid tumors, including colorectal cancer, IMC-P115C (PRAME-HLE-A02) in a Phase 1 clinical trial for patients with tumors that express PRAME. In 2024, we submitted a clinical trial application ("CTA") for IMC-T119C (PRAME-A24). In infectious diseases, we are currently evaluating two candidates, IMC-M113V and IMC-I109V, in Phase 1 clinical trials for a potential functional cure in human immunodeficiency virus ("HIV") and hepatitis B virus ("HBV"), respectively. We have expanded the ImmTAX platform into autoimmune diseases with the addition of two potential first-in-class new bispecific candidates entering the pipeline: IMC-S118AI, for which we plan to submit a CTA or Investigational New Drug application ("IND") in the second half of 2025, and IMC-U120AI for which we plan to submit a CTA or IND in 2026. Our current pipeline is below.
Our ImmTAC Platform (Oncology)
Within our ImmTAC platform, KIMMTRAK is approved in 39 countries for HLA-A*02:01-positive adult patients with unresectable or mUM, and is being evaluated in late-stage trials for adjuvant uveal melanoma and advanced cutaneous melanoma. Brenetafusp, a PRAME-targeted candidate, is being evaluated in an ongoing Phase 3 registrational trial, PRISM-MEL-301, in first-line advanced cutaneous melanoma, after we randomized the first patient in the second quarter of 2024, and we are enrolling patients in multiple expansion arms of the Phase 1/2 clinical trial. Additionally, we have initiated a Phase 1/2 trial with IMC-R117C in advanced gastrointestinal cancers, and a Phase 1 trial with IMC-P115C (PRAME-HLE-A02) in patients with tumors that express PRAME. Finally, we submitted a CTA for IMC-T119C (PRAME-A24). The pipeline also includes additional undisclosed pre-clinical programs. Our ImmTAC product candidates are bispecific, soluble TCR molecules featuring an antigen-specific targeting module based on our high-affinity, highly specific TCR system and our proprietary cluster of differentiation 3 ("CD3") effector module for T cell recruitment, engagement and activation.

Our ImmTAC programs include:
•KIMMTRAK (tebentafusp), our ImmTAC molecule targeting an HLA-A*02:01 gp100 antigen, is our first approved product. The FDA and the European Commission have approved KIMMTRAK (tebentafusp-tebn and tebentafusp, respectively) for the treatment of HLA-A*02:01-positive adult patients with unresectable or mUM. KIMMTRAK is currently approved in 39 countries. As of the date of this Annual Report, we have commercially launched KIMMTRAK in 24 countries, including the United States, with further commercial launches underway in additional territories where we have received regulatory approval.
•KIMMTRAK is also being evaluated for the treatment of 2L+ advanced cutaneous melanoma ("CM"). We are currently enrolling patients in a randomized Phase 3 clinical trial (TEBE-AM) to investigate the potential of tebentafusp as a monotherapy or in combination with an anti-PD(L)1 therapy. This trial is enrolling patients with advanced CM, excluding only uveal melanoma, who have progressed on an anti-PD1, received prior ipilimumab and, if applicable, received a prior targeted therapy (BRAF mutant). The Phase 2/3 trial was converted into a registrational Phase 3 clinical trial in May 2024.
•KIMMTRAK is also being evaluated for the treatment of adjuvant therapy for uveal (or ocular) melanoma in the ATOM registrational Phase 3 trial. Randomization of the first patient in this trial, led by the European Organisation for Research and Treatment of Cancer ("EORTC"), began in December 2024. We signed the agreement for this EORTC-sponsored trial in 2023.
•Brenetafusp, the first PRAME x CD3 ImmTAC bispecific molecule, is being evaluated in patients with first-line advanced CM in our registrational PRISM-MEL-301 Phase 3 clinical trial in combination with nivolumab with a primary endpoint of progression-free survival ("PFS"). PRISM-MEL301, the first Phase 3 clinical trial with brenetafusp, is randomizing patients with HLA-A*02:01-positive, first-line advanced CM to brenetafusp + nivolumab versus a control arm of either nivolumab or nivolumab + relatlimab, depending on the country where the patient is enrolled. The trial was designed based on our analysis of the ongoing Phase 1 data in previously treated CM which demonstrated monotherapy clinical activity including partial responses ("PR"), durable tumor reduction, disease control (PR and stable disease), PFS and circulating tumor DNA ("ctDNA") reduction (consistent with prior reported data for brenetafusp and tebentafusp). Additional rationale includes safety in combination with checkpoints (from the ongoing Phase 1 data and prior experience with tebentafusp) and evidence from across the platform for increased clinical activity in earlier line patients compared to later line. The first patient was randomized in this trial in June 2024.
•Brenetafusp is also being tested in a Phase 1/2 trial in combination with non-platinum chemotherapies in platinum-resistant ovarian cancer ("PROC") and with bevacizumab or with platinum chemotherapy in earlier lines of platinum sensitive ovarian cancer ("PSOC"). In the same trial, we continue signal detection in metastatic non-small cell lung cancer ("NSCLC") cohorts, including brenetafusp in combination with docetaxel and with osimertinib in earlier-line NSCLC and additional solid tumors.
We presented updated clinical data from the Phase 1/2 trial:
◦in patients with late-line CM, at the 2024 American Society of Clinical Oncology annual meeting, showing promising brenetafusp monotherapy disease control (partial response and stable disease), PFS, and ctDNA molecular response. In PRAME positive patients, the disease control rate ("DCR") was 58% and median PFS was 4.2 months. This analysis of the initial 18 uveal and cutaneous melanoma patients was an update of the initial data set presented at the 2022 European Society for Medical Oncology (“ESMO”) Congress, which continued to show promising durability of the clinical activity (range of duration of patient response from 6 months to 17 months).
◦in patients with heavily pre-treated platinum-resistant high grade serous ovarian cancer, at the 2024 ESMO Congress, showing signals of activity in heavily pretreated, platinum-resistant patients. DCR was 58% in monotherapy patients and 69% for combination patients. Overall survival ("OS") was still maturing (73% 6 months OS rate in the monotherapy cohort). ctDNA molecular response rates were 31% and 82% in the monotherapy and combination cohorts, respectively, associated with longer progression PFS and OS.

•IMC-P115C, our half-life extended ImmTAC candidate is being tested in a Phase 1 dose escalation trial in HLA-A*02:01-positive patients with a range of advanced cancers expressing PRAME. This ImmTAC candidate was designed with the aim of improving patient convenience. IMC-P115C targets the same PRAME-A02 peptide, with the same CD3 effector and TCR, specificity as brenetafusp. We started enrolling patients in this trial in December 2024.
•IMC-R117C, our ImmTAC candidate targeting an optimal HLA-A*02:01 PIWIL1, is being tested in a Phase 1/2 trial (first dose was administered in December 2024) for patients with advanced solid tumors, including colorectal cancer, as a single agent and in combination with standards of care. PIWIL1 is believed to play a role in tumor progression and is expressed across a range of tumors including colorectal, which is historically insensitive to immune checkpoints, as well as other gastrointestinal cancers. PIWIL1 is also reported to be a negative prognostic marker. We believe IMC-R117C is the first PIWIL1 targeted immunotherapy.
•IMC-T119C, is an ImmTAC molecule targeting an optimal HLA-A*24 PRAME. We submitted a CTA for IMC-T119C in the fourth quarter of 2024. HLA-A24 is an HLA-type that is estimated to be present in 60% of people in Japan and 15% - 20% in Western populations.
Our ImmTAV Platform (Infectious Diseases)
We have two programs from our ImmTAV (Immune mobilizing monoclonal TCRs Against Virus) platform in the clinic. Our ImmTAV product candidates are bispecific soluble TCR molecules featuring our ImmTAX TCR-based targeting system with high specificity for low-expression viral antigens, combined with the proprietary anti-CD3 effector module for T cell engagement and activation that has been evidenced by our clinical oncology pipeline. We are seeking to develop therapeutics that can provide a functional cure to chronic viral disease and are focusing initially on HIV and HBV.
Our ImmTAV programs include:
•IMC-M113V, our ImmTAV molecule targeting a human immunodeficiency virus gag antigen bispecific TCR molecule, is being evaluated in a Phase 1 clinical trial. Initial Phase 1 safety and pharmacodynamic activity data from the single ascending dose ("SAD"), portion of the trial was presented at the Conference on Retroviruses and Opportunistic Infections ("CROI") in 2023. IMC-M113V was well tolerated at doses where we observed biomarkers of T cell engagement. We are enrolling up to 28 people living with HIV in the multiple ascending dose ("MAD"), part of the trial, to identify a safe and tolerable dosing schedule that could lead to reduction in the viral reservoir and control of HIV after stopping antiretroviral therapies, or functional cure. We will present initial data from the MAD portion of the trial in the first quarter of 2025.
•IMC-I109V, our ImmTAV molecule targeting a conserved hepatitis B virus envelope antigen, is being evaluated in a Phase 1 clinical trial in patients with chronic HBV who are non-cirrhotic, hepatitis B e-Antigen negative, and virally suppressed on chronic nucleot(s)ide analogue therapy. In 2023, we amended the trial design in the ongoing Phase 1 clinical trial with IMC-I109V for people living with HBV to include HBV-positive hepatocellular carcinoma. We have completed patient enrollment in the SAD portion of the trial and plan to present data in the second half of 2025.
Our ImmTAAI Platform (Autoimmune Diseases)
While our ImmTAC and ImmTAV platforms attempt to provide therapeutic benefit by driving an immune response against targeted cells, our ImmTAAI (Immune modulating monoclonal TCRs Against AutoImmune disease) platform leverages our ImmTAX platform to generate product candidates designed to provide precision tissue-specific downmodulation of the immune system for the treatment of autoimmune diseases. When tethered to the tissue of interest, the ImmTAAI candidates suppress pathogenic T cells via PD1 receptor agonism. With our ImmTAAI platform, we plan to develop a portfolio of product candidates to treat autoimmune diseases with a high unmet medical need and provide significant benefit to patients.

Our ImmTAAI programs include:
•IMC-S118AI is our ImmTAAI molecule specifically targeted to the pancreatic beta-cells for disease modifying treatment in type 1 diabetes. We plan to submit a CTA or IND for IMC-S118AI in the second half of 2025. IMC-S118AI recognizes a peptide from pre-pro-insulin presented by HLA-A2*01 on beta-cells coupled with a PD1 agonist effector arm. Type 1 diabetes is an autoimmune condition in which the patient’s immune system attacks and kills the beta-cells responsible for controlling glucose levels through the release of insulin. Progressive loss of beta cells leads to loss of glucose control requiring life-long monitoring and treatment with exogenous insulin. We believe IMC-S118AI has the potential to provide a differentiated option for treatment with advantages of tissue-specific down modulation without immunosuppression.
•IMC-U120AI is a CD1a-tethered PD1 agonist ImmTAAI therapy. It targets a non-HLA restricted or ‘universal’ target expressed on antigen presenting cells in the skin. CD1a is an HLA-like protein that is expressed on skin and mucosal antigen presenting cells, such as Langerhans cells. It plays an important role in triggering allergic inflammation in atopic dermatitis and potentially other immune diseases. We plan to file a CTA or IND in 2026 for a Phase 1 trial in atopic dermatitis. We believe that precision targeting of our PD1 agonist based immune inhibitory molecule to these key cells involved in the establishment and maintenance of disease will provide clinical benefit to patients and the potential to modify the course of disease.
Our 2025 Strategic Priorities
Our strategic priorities for 2025 include:
•Building a melanoma franchise – reaching more mUM patients and delivering KIMMTRAK’s lifecycle management program through two ongoing registrational Phase 3 trials (TEBE-AM and the EORTC-sponsored ATOM trial). We are also enrolling a third registrational trial, PRISM-MEL-301, evaluating brenetafusp in first-line melanoma.
•Advancing the clinical portfolio – enrolling patients in multiple Phase 1 and 1/2 oncology trials with brenetafusp (PRAME-A02), IMC-P115C (PRAME-A02-HLE), IMC-R117C (PIWIL1-A02), and IMC-M113V in HIV.
•Innovating for sustainable growth – planning to submit a CTA or IND for our two autoimmune disease candidates: IMC-S118AI (PPI x PD1) by year end 2025 and IMC-U120AI (CD1a x PD1) in 2026.
Overview of ImmTAX Platform
Our therapeutic platform takes advantage of human TCRs through engineering of novel therapies known as Immune mobilizing monoclonal TCRs Against X disease ("ImmTAX"). Our ImmTAX product candidates are bispecific therapeutics that are comprised of two key elements—a TCR targeting system and an effector function—that, when combined, are designed to give our platform significant flexibility to treat a range of diseases.

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
We believe the flexibility of our approach will allow us to develop therapeutics designed to treat a broad range of diseases. While we have focused our initial efforts on oncology, we are broadening our development efforts to infectious diseases and autoimmune conditions. We have named each of these platforms according to their therapeutic area to distinguish the type of target recognized by the TCR targeting system and the selected effector function:
•ImmTAC – Immune mobilizing monoclonal TCRs Against Cancer
•ImmTAV – Immune mobilizing monoclonal TCRs Against Viruses
•ImmTAAI – Immune modulating monoclonal TCRs Against AutoImmune disease
Advantages of our ImmTAX Platform
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
Ability for our technology with multiple targeting mechanisms and effectors. We will continue pioneering immunotherapy and unlocking the full potential of our platform to generate transformative treatments for patients, by using different targeting mechanisms and immune effectors for next-generation bispecific therapies. Our second candidate in autoimmune diseases, IMC-U120AI, which is also our first non-HLA restricted (i.e., universal for all populations) program is an illustration of how we leverage our platform.

Sales and Marketing
As of December 31, 2024, we have launched KIMMTRAK in 24 countries, including the United States, Germany, France and a number of other countries, and we are focused on driving increasing awareness and adoption of KIMMTRAK as a treatment for mUM. Our focus is to utilize our commercial capabilities to continue to meet patient demand in our major markets, and to launch in further markets in 2025. A breakdown of revenue from the sale of therapies is presented by country / region based on the location of the customer below (in thousands).

	2024	2023	2022
United States	$226,687	$169,791	$96,893
Europe	73,224	67,628	42,745
International	10,078	1,316	1,049
Revenue from sale of therapies, net	$309,989	$238,735	$140,687
Medison is the exclusive distribution partner for KIMMTRAK in Canada, Australia, New Zealand, Israel, Central and Eastern Europe, South and Central America, and the Caribbean.
Reimbursement
Coverage in the United States, Europe and other territories
Sales of KIMMTRAK and any future approved products will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health programs, commercial insurers, and managed healthcare organizations, as well as the level of reimbursement such third-party payors provide for our products. In the United States, it is essential to obtain third-party payor coverage policies, coding mechanisms, and adequate payment to expand market acceptance and adoption of KIMMTRAK as a treatment for mUM. In 2024, we continued working with the U.S. commercial third-party payor community in order to maintain coverage for KIMMTRAK.
In addition, in some foreign countries, the proposed pricing must be approved before a product may be lawfully marketed. The requirements governing pricing vary widely from country to country. As of December 31, 2024, we have pricing and reimbursement agreements in more than 20 European and other territories, including Germany and Italy. KIMMTRAK is sold in France according to the government’s early access and commercial programs, while final price negotiations are ongoing.
In order to maximize KIMMTRAK revenue, we are continuing our reimbursement and pricing submissions and negotiations in several additional countries.
Manufacturing and Drug Supply
We have an internal Chemistry, Manufacturing and Controls group which conducts studies in molecular bioengineering, process development, analytical assay development, product characterization, formulation development and stability studies in support of current Good Manufacturing Practice ("cGMP-compliant manufacturing"). We have an internal commercial supply chain group that coordinates the supply and distribution of KIMMTRAK.
We do not currently own or operate manufacturing facilities for the production of clinical or commercial ImmTAX product candidates, and we have no intention to build out our own manufacturing capabilities in the foreseeable future. Instead, we outsource to contract manufacturing organizations ("CMOs"), for both drug substance and drug product production and have a successful cGMP-compliant manufacturing history of production of cGMP batches. We develop the upstream fermentation and downstream purification processes, as well as the analytical assays for quality control batch release testing and stability studies in-house and then transfer the technology and know-how to the CMOs to establish, scale-up, validation and manufacturing. This outsourced approach to manufacturing requires the CMOs to establish master and working cell banks, ImmTAX reference standards and produce the cGMP-compliant drug substance, and/or cGMP-compliant drug product. We conduct quality and technical audits of the CMOs to monitor the manufacturing operations and ensure compliance with the mutually agreed process operations and cGMP-regulations.

For KIMMTRAK, we currently contract with the following well-established third-party manufacturers:
•AGC Biologics A/S, headquartered in Copenhagen, Denmark; and
•Simtra Biopharma Solutions, headquartered in Halle/Westfalen, Germany.
We believe the manufacturing capacity of our CMOs will be sufficient for further commercial launches and ongoing commercial supply. AGC Biologics A/S and Simtra Biopharma Solutions are positioned to provide longer term commercial manufacture of KIMMTRAK, with the storage, global distribution, packaging and labelling operations being provided by Deutsche Post DHL Group in the Netherlands.
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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TCR-based therapeutics to address unmet needs in cancer including: Adaptimmune Therapeutics plc, Immatics Biotechnologies GmbH ("Immatics"), Adaptive Biotechnologies Corporation ("Adaptive"), pure MHC, LLC, BioNTech SE, Genentech, Inc. ("Genentech"), Matterhorn Biosciences AG, Enara Bio Limited, Boehringer Ingelheim International GmbH, and Regeneron Pharmaceuticals, Inc. ("Regeneron"), who are also seeking to identify peptide HLA targets and develop product candidates; Immatics, Anocca AB, T-Knife GmbH, Adaptive, 3T Biosciences, Inc., MediGene AG, Regeneron, Takara Bio Inc., Bristol-Myers Squibb Company ("BMS"), GSK plc, Kite Pharma, Inc., Lion TCR Pte. Ltd., TCRCure Biopharma Ltd., Corregene Biotechnology Co. LTD, and TScan Therapeutics, Inc. ("TScan") who are developing TCR-based cell therapies; and F. Hoffmann-La Roche Ltd, Amgen, Inc., Genmab, Inc., Molecular Partners AG, 3T Biosciences, Inc., Crossbow Therapeutics, Inc., and CDR-Life Inc. are developing CD3-based TCR bispecific compounds or TCR mimetic antibodies.

We are aware of various companies and academic institutions that are developing TCR transduced cell therapies against a range of pHLA targets, some of which may overlap with product candidates in our pipeline such as PRAME. Specifically in regard to PRAME, we are aware that Immatics, TScan, and Replay Therapeutics, Inc. (in collaboration with MD Anderson) are conducting Phase 1 clinical trials of PRAME-directed cellular therapies and Immatics has also initiated a Phase 1/2 clinical trial of a PRAME TCRxCD3 half-life extended bispecific approach.
Oncology
Any ImmTAC product candidates that we successfully develop and commercialize for oncology indications may compete with existing products and new products that may become available in the future. There is intense competition in the field of oncology from multiple different treatment modalities and new approaches are continually emerging.

In August 2023, Delcath Systems, Inc. announced the approval and U.S. launch of HEPZATO KIT, a liver directed therapy that delivers a high dose of melphalan to the liver via percutaneous hepatic perfusion. This system is marketed in the European Union as a CE Marked medical device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT). We are aware of several other companies with product candidates in clinical development including an anticipated readout from Ideaya Biosciences’ first-line non-HLA-A2 mUM registration Phase 2/3 clinical trial in 2025. We are also aware of various companies initiating registrational Phase 3 clinical trials in uveal melanoma, including Ideaya Biosciences, Inc.'s initiation of a registrational Phase 3 clinical trial in high-risk neoadjuvant uveal melanoma, and Replimune Group Inc.’s initiation of a registrational Phase 3 clinical trial in immune-checkpoint naïve UM, both anticipated to begin in 2025.

HIV
There are now over 30 antiretroviral medications in six drug classes approved for the treatment of HIV. Antiretroviral therapy ("ART") consists of treatment with a combination of two or three agents targeting different stages of the virus life cycle. If started early, ART provides a normal lifespan, prevents immunodeficiency and stops the spread of HIV. However, treatment does not provide a cure and must be taken continuously for life to prevent relapse. Furthermore, there is no effective vaccine to prevent HIV. We are aware of competitors pursuing a cure (e.g., by targeting the viral reservoir or using therapeutic antibodies to suppress viral relapse) but these are in early-stage clinical trials and have not yet demonstrated functional cure, as opposed to viral control.
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
As of December 31, 2024, our global portfolio comprises over 600 patents and pending applications, including at least 25 issued U.S. patents and more than 300 ex-U.S. patents. The majority of our patents and patent applications are solely owned. The portfolio includes solely owned patents and patent applications directed to our commercial TCR product (KIMMTRAK), our product candidates (including brenetafusp, IMC-M113V, IMC-I109V, IMC-P115C, IMC-R117C, IMC-T119C, IMC-S118AI and IMC-U120AI), and our platform technology used to identify and generate our therapeutic candidates, novel targets, formulations and methods of treatment. A minor proportion of the portfolio, comprising certain older platform IP, is jointly owned in equal share with Adaptimmune. We control the prosecution of the jointly owned patents and patent applications, and we have rights under the joint patents as required to develop and commercialize our therapeutics. For more information on our assignment and exclusive license agreement with Adaptimmune, see “Item 1. Business—Our Collaborations and License Agreements—Assignment and Exclusive License Agreement with Adaptimmune.”
We can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage.
We have not in-licensed any issued patents relating to our product or product candidates.

KIMMTRAK (tebentafusp)
As of December 31, 2024, we own granted patents and patent applications covering the composition of matter of our commercial product KIMMTRAK (tebentafusp). The patents include claims that cover the specific sequence of KIMMTRAK, as well as claims that cover TCR variants with similar biological properties. Granted patents have been obtained in major territories including two in the United States and 28 in foreign jurisdictions, including Europe (including United Kingdom, France, Germany, Italy, Spain, Ireland, Denmark and the Netherlands), Australia, Canada, China, Hong Kong, Japan, Mexico, Eurasia and South Africa. These granted patents are set to expire in 2030. In the United States, a patent term extension ("PTE") application has been filed and is anticipated to extend the patent term such into the first quarter of 2035. Requests for  supplementary protection certificates ("SPC") have been filed and granted in Australia and Canada, extending patent term through the second quarter of 2035 and 2032, respectively. SPCs have also been filed in Europe (with grants in at least 10 European  territories) extending patent term through the second quarter of 2035. Further patent families have been filed including those directed to dosing regimen, formulation, and methods of treatment. If granted, these applications would provide possible additional upside protection to at least 2042.
ImmTAX pipeline
As of December 31, 2024, we solely own patent families covering the composition of matter of each of our oncology, infectious disease, and autoimmune pipeline candidates, including issued U.S. patents covering the composition of matter of brenetafusp, our PRAME-A02 candidate. In each case, claims of the composition of matter patents or patent applications are directed to the therapeutic candidates and to variants with similar biological properties. The issued U.S. composition of matter patents for brenetafusp are estimated to expire in 2038, excluding any additional term for patent term adjustments or patent term extensions. Further patent applications have been filed relating to brenetafusp dosing regimens and methods of treatment.
Our ImmTAX platform
As of December 31, 2024, we solely own a number of patents and patent applications related to our ImmTAX platform. The oldest patent families relating to our ImmTAX TCR bispecific format will expire starting in 2030. We have filed further platform patent families relating to TCR bispecifics with improved therapeutic properties, including formats with extended in vivo half-life and improved anti-CD3 effector functions, as well as therapeutic formats for the treatment of autoimmune indications. Such pending patent applications, if granted, are expected to expire between 2039 and 2043, excluding any additional term for patent term adjustments or patent term extensions.
We jointly own in 50% equal share with Adaptimmune, platform patent families relating to methods and tools for selecting TCRs in the early pipeline. The latest of these will expire in 2036.
HLA target peptide patent applications
As of December 31, 2024, we own a number of patent families relating to novel HLA-restricted peptide targets and their use. Such patents and pending patent applications, if granted, are expected to expire between 2036 and 2037, excluding any additional term for patent term adjustments or patent term extensions.

Patent term
Typically, we file our priority applications at the U.K. Intellectual Property Office ("UKIPO"), and/or at the U.S. Patent and Trademark Office ("USPTO"). This is generally followed 12 months later by the filing of a patent application under the PCT claiming priority from the initial application(s), and/or national applications. Corresponding national stage patent applications can then be pursued in any of the current PCT member states. If we do not timely file one or more national stage patent applications, we may lose the opportunity to obtain patent protection on the disclosed invention(s) in that territory. For all patent applications, claiming strategy and territory coverage is determined on a case-by-case basis. Advice of counsel and alignment with overarching business objectives is always considered. We regularly reassess the value of the patents and patent applications in our portfolio.
The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a national stage or non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for PTE in certain territories, for example, when FDA approval is granted in the US for a biologics license application (“BLA”) or New Drug Application, for a portion of the term effectively lost as a result of the FDA regulatory review period, subject to certain limitations and provided statutory and regulatory requirements are met. For more information on patent term extension, see “Item 1. Business—Government Regulation—Patent Term Restoration and Extension.” As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our owned pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated, narrowed, held unenforceable, infringed or circumvented. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide. See “Item 1A. Risk Factors—Risks Related to Intellectual Property.”
Trade secrets
In addition to patent protections, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect our proprietary information, in part, by using confidentiality agreements with our collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements and invention assignment agreements with our collaborators and consultants as required. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We cannot guarantee, however, that we have executed such agreements with all applicable counterparties. Furthermore, these agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors and other third parties. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, please see “Item 1A. Risk Factors—Risks Related to Intellectual Property.”

Third-party rights
Our commercial success will also depend in part on any risk associated with potential infringement upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our current or future product candidates may have an adverse impact on us. For more information, please see “Item 1A. Risk Factors—Risks Related to Intellectual Property.”
Trademarks
As of December 31, 2024, our trademark portfolio contains registrations or registration applications related to our commercial and pipeline products, including KIMMTRAK as well as for IMMUNOCORE, in the United States and other relevant jurisdictions. We also have trademark registrations or registration applications relating to our platform technology, including ImmTAX, ImmTAC, ImmTAV and ImmTAAI in the United States and in certain foreign jurisdictions.

Our Collaborations and License Agreements
BMS Collaboration

In February 2024, we entered into a clinical trial collaboration and supply agreement with BMS (the "BMS Agreement") to investigate our ImmTAC bispecific TCR candidate targeting PRAME HLA-A*02:01 brenetafusp in combination with BMS’s nivolumab, in first-line advanced cutaneous melanoma. Under the terms of the BMS Agreement, we are sponsoring and funding the registrational Phase 3 clinical trial of brenetafusp in combination with nivolumab in first-line advanced cutaneous melanoma (PRISM-MEL-301), and BMS is providing nivolumab. No monetary consideration is transferred as a result of the BMS Agreement.
Gates Collaboration
In September 2017, we entered into a $40 million convertible loan agreement and a global access agreement with the Gates Foundation, pursuant to which we agreed to develop, manufacture and commercialize soluble TCR bispecific therapeutic candidates targeted to neglected diseases, primarily tuberculosis and HIV, with the potential to treat people at an affordable price in developing countries. In March 2020, we and the Gates Foundation amended and restated the global access agreement (the "Gates Agreement"), pursuant to which we are required to take certain actions to support the mission of the Gates Foundation. The Gates Agreement was further amended in February 2021. The initial tranche of $25 million was directed to the development of product candidates for the treatment of tuberculosis or HIV, and converted into equity as part of our series B preferred share financing. In connection with our entry into a subscription agreement with the Gates Foundation, we terminated the outstanding convertible loan note purchase agreement with the Gates Foundation by deed of termination, as the Gates Foundation instead subscribed for the remaining amount of the loan ($15 million) as part of a concurrent private placement in connection with our initial public offering.
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
Gadeta Collaboration
In December 2022, we entered into a collaboration, option and license agreement, (the “Gadeta Collaboration”), with Gadeta B.V., (“Gadeta”) which was acquired by Clade Therapeutics, (“Clade”) in October 2023. Under the Gadeta Collaboration, we collaborated on ‘201 γδ-TCR target discovery, and we had the option to develop ImmTAC therapies derived from the ‘201 TCR. Following the acquisition of Gadeta by Clade, the rights under the Gadeta Collaboration were transferred to a newly established entity called Ateda Therapeutics (“Ateda”). Our rights and obligations under the terms of the Gadeta Collaboration did not alter through this transfer. In April 2024, Clade was acquired by Century Therapeutics. Our rights and obligations under the Gadeta Collaboration were not affected by this acquisition. In December 2024, we elected not to exercise the option to develop ImmTAC therapies derived from the ‘201 TCR, bringing to an end any payment obligations related to such activities. Under the surviving license terms, we retain the right to develop therapies directed to the target recognized by the ‘201 TCR provided such therapies are not derived from the ‘201 TCR. Should we elect to develop such therapies, then the defined milestones and royalties may be owed to Ateda. We have incurred amounts totaling $2.8 million under the Gadeta Collaboration as of December 31, 2024.
Assignment and Exclusive License Agreement with Adaptimmune
In May 2013, we entered into an assignment and exclusive license agreement (the “Adaptimmune License”) with Adaptimmune Limited, which is the U.K. subsidiary of Adaptimmune Therapeutics plc, relating to the joint ownership and licensing of certain patents, patent applications, rights in know-how and other intellectual property rights. Pursuant to the Adaptimmune License, we and Adaptimmune jointly own certain identified patents, patent applications, rights in know-how and other intellectual property rights in equal shares. We each grant the other party an exclusive, royalty-free, irrevocable license, with the right to sub-license, under those jointly owned intellectual property rights in separate fields. Adaptimmune’s exclusive field relates to treatment of patients with engineered TCR therapeutic candidates and our exclusive field relates to the treatment of patients with soluble TCRs. There is no royalty payable under the Adaptimmune License but we share equally in the costs associated with the filing, maintenance and prosecution of the jointly owned patents and patent applications covered by the Adaptimmune License.
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
Licensure and Regulation of Biologics in the United States
In the United States, biological products are subject to regulation under the Federal Food, Drug and Cosmetic Act ("FDCA") and the Public Health Service Act ("PHSA") and their implementing regulations. Product candidates must be approved by the FDA before they may be legally marketed in the United States.
An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:
•nonclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practices ("GLP") regulations;
•submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
•approval by an institutional review board ("IRB") representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with Good Clinical Practices ("GCP");
•preparation and submission to the FDA of a BLA for a biological product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labeling;
•review of the product by an FDA advisory committee, if applicable;

•one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with current cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•FDA audits of the clinical study sites to assure compliance with GCPs, and the integrity of clinical data in support of the BLA;
•payment of user fees and securing FDA approval of the BLA and licensure of the new biological product; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy ("REMS"), and any post-approval studies required by the FDA.
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
Further, each clinical trial must be reviewed and approved by an IRB, either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors and the safety of human subjects. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated check points based on access to certain data from the study. Information about certain clinical studies must be submitted within specific timeframes to the National Institutes of Health for public dissemination.

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

The FDA has 60 days after submission of the application to conduct an initial review to determine whether the BLA is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act ("the PDUFA"), the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of an application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.
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
If the FDA approves a new product, it may limit the approved indications for use of the product. It may also require that contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use ("ETASU"). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
Accelerated Approval Pathway
The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality ("IMM"), and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. FDA also has authority to require post-market studies, in certain circumstances, on reduced effectiveness of a product and may require labeling changes related to new reduced effectiveness information. Other potential consequences for a failure to maintain regulatory compliance include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, untitled letters or warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
Orphan Drug Designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives Orphan Drug Designation from the Office of Orphan Products Development ("OOPD") at the FDA based on an acceptable confidential request made under the regulatory provisions. The product must then go through the review and approval process like any other product in order to be marketed.
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
Biosimilars and Exclusivity
The Biologics Price Competition and Innovation Act ("BPCIA") established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars.

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
Regulation and Procedures Governing Approval of Medicinal Products in the EU
In order to market any product outside of the United States, a company also must comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can initiate clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of pharmaceutical development, nonclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the medicinal product for each proposed indication. It also requires the submission to relevant competent authorities for clinical trials authorization and to the European Medicines Agency ("EMA"), or to competent authorities in the Member States for a marketing authorization application ("MAA") and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
Clinical Trial Approval
In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 ("CTR"), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 ("CTD").
The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System ("CTIS"); a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned Member State. Individual Member States retain the power to authorize the conduct of clinical trials on their territory.
The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD continued to apply on a transitional basis until January 31, 2025. All ongoing trials are now subject to the provisions of the CTR.
Marketing Authorization
In the EU, medicinal products can only be commercialized after a related marketing authorization ("MA") has been granted. To obtain an MA for a product in the EU, an applicant must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by the competent authorities of the Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for the European Economic Area ("EEA") (which is comprised of the 27 Member States plus Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products ("ATMPs") and products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, autoimmune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which the centralized procedure is in the interest of public health, the centralized procedure may be optional.
Under the centralized procedure, the Committee for Medicinal Products for Human Use (the "CHMP") established at the EMA is responsible for conducting the initial assessment of a product, including the definition of its risk/benefit profile. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.
Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human ("CMDh") for review. The subsequent decision of the European Commission is binding on all Member States.
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
Advanced Therapy Medicinal Products in the EU
ATMPs include gene therapy products as well as somatic cell therapy products and tissue engineered products. The grant of marketing authorization in the EU for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation (EC) No. 1394/2007 on ATMPs, read in combination with Directive (EC) No. 2001/83 of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation (EC) No. 1394/2007 establishes specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the EMA which is required to provide an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.
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
Pediatric Development
In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan ("PIP") agreed with the EMA’s Pediatric Committee ("PDCO"). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the SPC if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Manufacturing Regulation in the EU
In addition to an MA, various other requirements apply to the manufacturing and placing on the EU’s market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable laws of the EU, regulations and guidance, including the EU’s cGMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable laws, regulations and guidelines, of the EU, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of Member States. MA holders and/or manufacturing and import authorization holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU’s or Member States’ requirements applicable to the manufacturing of medicinal products.
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
Post-approval Requirements
Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports ("PSURs").
All new MAAs must include a risk management plan describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.
In the EU, the advertising and promotion of medicinal products are subject to both the EU’s and Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in the law of the EU. However, the details are governed by regulations in individual Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics ("SmPC"), which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.
Regulation of Companion Diagnostics in the EU
In the EEA, companion diagnostics are deemed to be in vitro diagnostic medical devices ("IVDs") and are governed by Regulation 2017/746 ("IVDR"), which entered into application on May 26, 2022, repealing and replacing Directive 98/79/EC. The IVDR defines a companion diagnostic as a device which is essential for the safe and effective use of a corresponding medicinal product to: (a) identify, before and/or during treatment, patients who are most likely to benefit from the corresponding medicinal product; or (b) identify, before and/or during treatment, patients likely to be at increased risk of serious adverse reactions as a result of treatment with the corresponding medicinal product.

The IVDR and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. IVDs, including companion diagnostics, must conform with the general safety and performance requirements ("GSPR") of the IVDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPR laid down in Annex I to the IVDR, and obtain the right to affix the CE mark, IVD manufacturers must conduct a conformity assessment procedure, which varies according to the type of IVD and its classification. Apart from low risk IVDs (Class A which are not sterile), in relation to which the manufacturer may issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.
Companion diagnostics must undergo a conformity assessment by a Notified Body. If the related medicinal product has, or is in the process of, been authorized through the centralized procedure for the authorization of medicinal products, the notified body will, before it can issue a CE Certificate of Conformity, be required to seek a scientific opinion from the EMA on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. For medicinal products that have or are in the process of authorization through any other route provided in EU legislation, the Notified Body must seek the opinion of the national competent authority of a Member State.
Regulation in the United Kingdom
The withdrawal of the United Kingdom from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the United Kingdom and the EU. The Medicines and Healthcare products Regulatory Agency ("MHRA") is now the United Kingdom’s standalone regulator for medicinal products and medical devices. The United Kingdom is now no longer a Member State of the European Union and therefore a “third country”.
The United Kingdom’s regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into the United Kingdom’s national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the United Kingdom’s legislation for clinical trials. The United Kingdom’s Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation, and such changes were laid in parliament on December 12, 2024. These resulting legislative amendments will, if implemented in their current form, bring the United Kingdom into closer alignment with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.
Marketing authorizations in the United Kingdom are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU’s centralized procedure marketing authorization can no longer be established in the United Kingdom. As a result, since this date, companies established in the United Kingdom cannot use the EU’s centralized procedure. In order to obtain a UK MA to commercialize products in the United Kingdom, an applicant must be established in the United Kingdom and must follow one of the United Kingdom national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops).

In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”), when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the United Kingdom. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval has not been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals. All existing marketing authorizations of the EU for centrally authorized products were automatically converted or grandfathered into the United Kingdom’s marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope of authorizations of the EU in relation to centrally authorized medicinal products until January 1, 2025. However, on January 1, 2025, a new arrangement as part of the so-called “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labelling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.
There is no pre-marketing authorization orphan designation for medicinal products in the United Kingdom. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in the United Kingdom, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the United Kingdom.
Other Healthcare Laws and Regulations
Healthcare providers, physicians and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources, including healthcare providers, are subject to broadly applicable fraud and abuse, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers conduct research, market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers, formulary managers and other individuals and entities on the other. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA), amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to commit a violation;
•the federal civil and criminal false claims, including the civil False Claims Act (the "FCA"), and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. Certain marketing practices, including off-label promotion, also may implicate the FCA. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
•HIPAA imposes criminal and civil liability, among other things, for executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of individually identifiable health information on covered entities, such as health plans, health care clearinghouses and certain healthcare providers, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose, access, or otherwise process individually identifiable protected health information; and
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third- party payor, including commercial insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, drug pricing and/or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, and may not have the same effect, thus complicating compliance efforts.
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

Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of KIMMTRAK or any other products for which we may obtain regulatory approval. In the United States, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of FDA-approved drugs for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Inflation Reduction Act of 2022 (“IRA”), among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.
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

In addition, some Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment ("HTA") process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual Member States.
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
There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach its target goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken.
In the fourth quarter of 2023, a rule proposed by the CMS for the physician fee schedule (the “CMS Rule”) was finalized and became effective on January 1, 2024. The CMS Rule names KIMMTRAK as a medicine identified as meeting the proposed criteria for unique circumstances, whereby it is granted an increased applicable percentage of unused or discarded product volume subject to refund to CMS of 45%, as opposed to the 10% used for medicines without these unique circumstances. Therefore, we do not currently expect to be required to make refund payments under the CMS Rule.
There also has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, for example, the IRA, among other things: (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear if and how this program will be implemented and whether it will be subject challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. Any such approved importation plans, if implemented, may result in lower drug prices for products covered by those programs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on obtaining marketing approvals for our drug candidates, if any, may be.
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
Further, additional healthcare reform initiatives may arise from future legislation or administrative action, especially in light of the recent U.S. Presidential and Congressional elections.

In December 2021, Regulation No 2021/2282 on Health Technology Assessment ("HTA Regulation"), was adopted in the EU. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at level of the EU for joint clinical assessments in these areas. The HTA Regulation has applied from January 12, 2025, although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all ATMPs, it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the EU. Pricing and reimbursement decisions, based on these assessments, remain the responsibility of individual Member States. In light of the fact that the United Kingdom has left the EU, the HTA Regulation does not apply in the United Kingdom. However, the MHRA is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium ("SMC"), the National Institute for Health and Care Excellence ("NICE"), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.
Data Privacy and Security Laws
We are subject to privacy laws in the jurisdictions in which we operate, have partners, or sell or market our products or run clinical trials, and may in the future become subject to additional laws. For example, we are subject to the EU’s General Data Protection Regulation ("EU GDPR"), the United Kingdom’s equivalent law ("U.K. GDPR") (collectively, "GDPR"), and the Health Insurance Portability and Accountability Act as amended ("HIPAA"), in the United States, among others. Our regulatory obligations could harm the use or cost of our solution as data protection and privacy laws and regulations around the world continue to evolve.

The United Kingdom and member states of the EU (the “Member States”), each may introduce further restrictions on personal data processing, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase. In particular, the GDPR restricts certain transfers of personal data to the United States and other countries whose privacy laws are considered ‘inadequate’ for the purposes of either or both of those regulations, as they may apply. If there is no lawful manner for us to effect cross-border transfers of personal data in compliance with the GDPR, as applicable, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate certain parts of our operations, increased exposure to regulatory actions, substantial fines and penalties, the inability to work with certain collaborators, partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.
Sanctions for breaches of the GDPR are significant: companies may face temporary or definitive bans on processing of personal data and other corrective actions; fines of up to £17.5 million under the U.K. GDPR and €20 million under the EU GDPR, or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In the United States, state consumer privacy laws are stringent, broad in scope and offer individuals the ability to exercise certain privacy rights. These state laws differ from each other, which may complicate compliance efforts. By way of example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act ("CCPA"), creates certain privacy rights for California residents and places increased privacy and security obligations on entities that are subject to the law. The CCPA requires covered businesses to provide specific disclosures to California residents about such covered businesses’ data collection, use and sharing practices and provide such residents mechanisms to opt out of certain disclosures of personal information. The CCPA provides for fines and authorizes private lawsuits to recover statutory damages for certain data breaches. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us.
Certain aspects of our business, including those for which we rely upon collaborators, service providers, contractors or others, are or may become subject to HIPAA and its implementing regulations, which establish standards for covered entities (certain healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information, including, among other requirements, mandatory contractual terms and technical safeguards designed to protect the privacy, security and transmission of protected health information and notification to affected individuals and regulatory authorities in the event of certain breaches of security of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included sweeping expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act ("HITECH"), which became effective on February 17, 2010. Among other things, the HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, or independent contractors or agents of covered entities, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, as well as their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.
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

Anti-Corruption Laws
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010 and the U.K. Proceeds of Crime Act 2002 and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities, collectively, Anti-Corruption Laws. Among other matters, such Anti-Corruption Laws prohibit corporations and individuals from directly or indirectly paying, offering to pay or authorizing the payment of money or anything of value to any foreign government official, government staff member, political party or political candidate, or certain other persons, in order to obtain, retain or direct business, regulatory approvals or some other advantage in an improper manner. We can also be held liable for the acts of our third-party agents under the FCPA, the U.K. Bribery Act 2010 and possibly other Anti-Corruption Laws. In the healthcare sector, anti-corruption risk can also arise in the context of improper interactions with doctors, key opinion leaders and other healthcare professionals who work for state-affiliated hospitals, research institutions or other organizations.
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
Human Capital Resources
As of December 31, 2024, we had 493 full-time employees who work primarily in the United Kingdom and the United States. Of these employees, 299 are engaged in research and development activities and 194 are engaged in commercial, business development, finance, information systems, facilities, human resources or administrative support. Further, we have 110 employees (22%) who hold Ph.D. degrees. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.
Our human capital resources objectives include recruiting, engaging, incentivizing and retaining our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate employees and directors, by aligning their interests with those of our shareholders, through the granting of equity-based compensation awards.
We are dedicated to a culture that ensures we have and develop the best possible talent. Our compensation program, including short-term (bonus) and long-term (equity) incentives, as well as benefits and development opportunities, are designed to allow us to ensure those individuals whose skills are critical to our current and long-term success are attracted to and join Immunocore. Total compensation is positioned within a competitive range of applicable market median, with differentiation based on skills, proficiency, performance and other factors related to talent.
The contribution of each individual Immunocore employee plays a role in our success. This is why we are committed to offer a rewarding employee experience and company culture. As we strive each day to deliver our mission, we have built a strong culture rooted in values, as we strive to create a workplace where all belong and can share ideas to drive innovation, and to create an environment where individual contributions and initiatives can be maximized, while fostering a culture of collaboration, based on respect and integrity.

We conduct a Performance Development Review ("PDR") at mid- and end-of-year which are important to our pay-for-performance culture. These PDRs assess and provide feedback on delivery of individual objectives and demonstration of company values but are not a replacement for real-time, informal feedback which we recognize is important to drive business results. An employee's end of year PDR is used to determine compensation awards so as to drive a pay for performance culture, including annual merit increases, bonuses, and equity awards (offered to every single employee). Our annual bonus budget is approved by the Remuneration Committee after reviewing the Company annual scorecard achievement relative to delivering on company goals. Our merit budget is approved annually by the Remuneration Committee for base pay adjustments for our global organization, taking into account a variety of factors, including competitive, forward-looking benchmarking data.

We believe that continued growth and development are essential to the professional well-being of our team. We also want each individual employee to own their career, contribute to high-performing teams through access to training, continuous learning programs and other development initiatives, as well as constructive feedback. During 2024, we introduced a global bonus structure that aligned all employees in the same job level with the same short-term incentive opportunity.
Staying in good health, mind and body, is important to us, which is why we offer employees a range of benefits including those to support retirement, health and wellness, maturity and parental benefits and an employee assistance program among other benefits, so that they can thrive at work as well as at home, but have the protection they need, and enjoy all things in life.
We always strive to identify ways to improve what we do and how we do. That is why we regularly conduct an employee survey. We have a highly engaged workforce and our 2023 employee survey data had a high response rate and showed an improvement in engagement versus the previous survey conducted in 2021.
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
Our principal executive offices are located at 92 Park Drive, Milton Park, Abingdon, Oxfordshire OX14 4RY, United Kingdom, and the telephone number of our registered office is +44 (0)1235 438600. We also have offices in the United States at Six Tower Bridge, Suite 200, 181 Washington Street, Conshohocken, Pennsylvania 19428 and 9801 Washingtonian Boulevard, Suite 800, Gaithersburg, Maryland 20878, United States, and our U.S. telephone number is +1 484-534-5261.
Our website address is www.immunocore.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report. Our agent for service of process in the United States is Immunocore, LLC.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the Securities and Exchange Commission (the "SEC"). Such reports and other information filed by us with the SEC are available free of charge on our website at ir.immunocore.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
Item 1A.    Risk Factors
An investment in our American Depositary Shares ("ADSs") involves a high degree of risk. You should carefully consider the risks described below, and all other information appearing elsewhere in this Annual Report, including our consolidated financial statements and the related notes hereto, before making an investment decision regarding our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also adversely affect our business.

Risks Related to Our Financial Position and Need for Capital
We have incurred significant losses in every year since our inception. We expect to continue to incur losses over the next several years and may never achieve or maintain profitability.
While we are a commercial-stage biotechnology company, we have incurred net losses in each year since our inception. Our net losses were $51.1 million, $55.3 million and $52.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. We had an accumulated deficit of $795.8 million as of December 31, 2024. We have funded our operations to date primarily with proceeds from the public and private offerings of our ordinary and preferred shares and convertible debt securities, debt financing, and payments from our collaboration partners.
While we have received regulatory approval for KIMMTRAK for mUM in the United States, the EU, and certain other significant jurisdictions, we do not have approvals for any other indications or in any other jurisdictions for KIMMTRAK, or have approvals for our other product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since inception, we have focused substantially all of our efforts and financial resources on developing our drug discovery platform and research and development of our product candidates. We have not obtained regulatory approvals for any of our product candidates, other than KIMMTRAK for the treatment of mUM in 39 countries, and there is no assurance that we will obtain further approvals in the future for KIMMTRAK in additional indications or countries or for any of our other product candidates. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future.
These losses will adversely impact our shareholders’ equity and net assets and may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:
•further commercialize KIMMTRAK and any future product candidate for which we may obtain marketing approval in the United States and expanded territories and countries;
•continue our ongoing and planned development of our clinical stage programs and our preclinical pipeline assets;
•initiate pre-clinical studies and clinical trials for any additional product candidates that we may pursue in the future;
•seek regulatory approvals for our existing and potential future product candidates that successfully complete clinical trials;
•build a portfolio of product candidates through the discovery, development, or acquisition or in-license of drugs, product candidates or technologies;
•maintain, protect, enforce and expand our intellectual property portfolio;
•acquire or in-license other product candidates, intellectual property and technologies;
•hire additional clinical, regulatory, scientific and sales and marketing personnel;
•add operational, financial and management information systems and personnel, including personnel to support commercial development of KIMMTRAK, our product development and planned future commercialization efforts of existing and future product candidates; and
•incur additional legal, accounting and other expenses associated with operating as a public company.
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
KIMMTRAK, and other product candidates that we may develop or acquire, may not attain or maintain market acceptance among physicians, patients, healthcare payors or the medical community, even if they receive marketing approval by relevant authorities. We believe that the degree of continued market acceptance and our ability to continue to generate revenues from KIMMTRAK will depend on a number of factors, including:
•timing of competitive medicines;
•continued efficacy and safety of KIMMTRAK;
•continued projected growth of the markets in which KIMMTRAK competes;
•the extent to which physicians diagnose and treat the conditions that KIMMTRAK is approved to treat;
•prevalence and severity of any side effects;
•if and when we are able to obtain regulatory approvals for additional indications for KIMMTRAK;
•continued acceptance by patients, physicians and applicable specialists;
•availability of, and ability to maintain, coverage and adequate reimbursement and pricing from government and other third-party payors;
•potential or perceived advantages or disadvantages of KIMMTRAK over alternative treatments, including cost of treatment and relative convenience and ease of administration;
•strength of sales, marketing and distribution support;
•the price of KIMMTRAK, both in absolute terms and relative to alternative treatments;
•impact of past and limitation of future medicine price increases;
•our ability to maintain a continuous supply of KIMMTRAK for commercial sale;
•the effect of current and future healthcare laws;
•disruptions caused by health pandemics or epidemics, including the extent to which physicians and patients delay visits or writing or filling prescriptions for KIMMTRAK;
•the performance of third-party distribution partners, over which we have limited control; and
•medicine labeling or medicine insert requirements of the FDA or other regulatory authorities

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
Effective January 1, 2023, the 2021 Infrastructure Investment and Jobs Act requires certain manufacturers to refund the government for discarded amounts of certain drugs covered under Medicare Part B from single use containers. The CMS finalized a rule in November 2022 that characterizes the dead loss volume that exceeds an applicable percentage in small vial drug administration as wastage and thus trigger a corresponding rebate. However, in November 2023, CMS published the 2024 physician fee schedule that identified KIMMTRAK as a medicine that meets the criteria for unique circumstances under the 2021 Jobs Act, and was granted an increased applicable percentage of unused or discarded product volume subject to refund to CMS of 45%, as opposed to the 10% used for medicines without these unique circumstances. Therefore, we do not currently expect to be required to make refund payments under the CMS Rule. If CMS changes its position regarding our exemption and the final rule applies to KIMMTRAK, our revenue in the United States could be impacted.
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
As of December 31, 2024, we had working capital (defined as total current assets less total current liabilities) of $717.7 million and cash and cash equivalents of $455.7 million, and marketable securities of $364.6 million. We expect that our existing cash and cash equivalents with the inclusion of expected revenue for KIMMTRAK will provide sufficient funds to continue to meet our liabilities as they fall due and for at least 12 months from the issuance of our Annual Report. However, it is possible that our revenue may be lower than our estimates, that our costs will be higher than expected, that our operating plan may change as a result of many factors currently unknown to us, and that we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Any additional fundraising efforts for us may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates that we may identify and pursue. Moreover, such financing may result in dilution to our shareholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. Our future funding requirements will depend on many factors, including, but not limited to:
•our ability to continue to execute our commercialization strategies for KIMMTRAK and, if approved, our other product candidates;

•progress, timing, scope and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects and manufacture product candidates for our ongoing, planned and potential future clinical trials;
•time and costs required to perform research and development to identify and characterize new product candidates from our research programs;
•the time and cost necessary to pursue regulatory authorizations and approvals that may be required by regulatory authorities to execute clinical trials or commercialize our products;
•our ability to have clinical and commercial products successfully manufactured consistent with FDA, European Commission and other authorities’ regulations;
•amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;
•sales and marketing costs associated with commercializing our products, if approved, including the cost and timing of scaling our marketing and sales capabilities;
•cost of building, staffing and validating our manufacturing processes, which may include capital expenditure;
•terms and timing of any revenue we may receive under existing or future collaborations;
•costs of operating as a public company;
•time and cost necessary to respond to technological, regulatory, political and market developments;
•costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•the impact of global and macroeconomic factors, including supply chain disruptions, fluctuating interest rates and volatility in the capital markets;
•costs, associated with, and terms and timing of, any future any potential acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish; and
•inability of clinical sites to enroll patients as healthcare capacities are required to cope with natural disasters, epidemics or other health system emergencies.
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
Additional funds may not be available when we need them, on terms that are acceptable, or at all, particularly in light of recently worsening macroeconomic conditions, including supply chain disruptions, fluctuating interest rates and volatility in the capital markets. If adequate funds are not available to us on a timely basis, we may be required to delay, limit or terminate one or more research or development programs or the commercialization of any product candidates or be unable to expand operations or otherwise capitalize on business opportunities, as desired, which could materially affect our business, prospects, financial condition and results of operations.
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
We may not be successful in our efforts to further develop our ImmTAX platform technology and current product candidates. With the exception of KIMMTRAK, which has been approved by the FDA, European Commission, and other regulatory authorities, we are not permitted to market or promote any of our product candidates until we receive regulatory approval from the FDA, European Commission or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

We, and the third parties on whom we rely in part for sales, marketing and distribution capabilities, may not be able to continue to effectively market, sell and distribute KIMMTRAK or effectively market, sell and distribute our other product candidates, if approved.
We have invested, and expect to continue to invest, significant financial and management resources to further develop internal sales, distribution and marketing capabilities, some of which, in territories prior to any confirmation that tebentafusp will be approved in that territory. We utilize a hybrid model that includes an in-house sales force in the United States and contracted resources in the United States and Europe, and we have engaged third parties and may engage additional third parties to provide services related to the marketing of KIMMTRAK. We have entered into agreements with Syneos Health, Inc.("Syneos"), Medison, and other third parties, to develop our commercial infrastructure for the commercial launch and continued sale of KIMMTRAK, including to potentially retain, train and deploy a direct sales force, but we do not have control over third parties beyond contractual agreements. There can be no assurance that the capabilities of the Syneos sales organization or other third parties will be more effective than an internally developed sales organization. In addition, Syneos can terminate our agreement under certain circumstances. If Syneos or other third parties fail to hire, train, and retain qualified sales personnel, market our product successfully or on a cost-effective basis or otherwise terminates our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization or develop our own sales and marketing capability. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We may also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.
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
Factors that may inhibit our efforts to commercialize our product candidates on our own include:
•the inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future product that we may develop;
•the lack of complementary treatments to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•evolving social media practices and the risk of noncompliance with regulations applicable to our business, as well as the spread of negative publicity regarding our products or product candidates on various social media channels; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
If we enter into arrangements with third parties to perform sales, marketing and distribution services, our revenue from sale of therapies or the profitability to us from these revenue streams is likely to be lower than if we were to market and sell any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates.

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
The effects of future health epidemics or pandemics may also negatively impact our clinical trials and the operations or our CROs or CMOs in the future, including:
•delays or difficulties in enrolling and retaining patients in our clinical trials, including patients that may not be able or willing to comply with clinical trial protocols such as weekly dosing regimens if quarantines impede patient movement or interrupt healthcare services;
•delays or difficulties in clinical site initiation, including difficulties in recruiting and retaining clinical site investigators and clinical site staff;
•increased rates of patients withdrawing from our clinical trials following enrollment, as a result of risks of exposure to disease, being forced to quarantine or being unable to visit clinical trial locations or otherwise comply with clinical trial protocols;
•diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the epidemic or pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, including because they, as healthcare providers, may have heightened exposure to disease, which would adversely impact our clinical trial operations;
•interruption of our clinical supply chain or key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state/provincial or municipal governments, employers and others; and
•limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.
For our clinical trials that we expect to conduct at sites outside the United States, particularly in countries which in the future could experience heightened impact future pandemics, in addition to the risks listed above, we may also experience the following adverse impacts:
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our clinical trials;

•changes in supranational, national, federal, state/provincial or municipal regulations as part of a response to outbreak of disease which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•the refusal of the FDA or comparable foreign regulatory authorities to accept data from clinical trials in these affected geographies.
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
Our products, even if approved for commercial sale by the FDA, the European Commission or other comparable regulatory authorities, may not achieve or maintain market acceptance among physicians, patients, hospitals, including pharmacy directors, and third-party payors and, ultimately, may not become or remain commercially successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the clinical indications for which our product candidates are approved;
•physicians, hospitals, cancer treatment centers, and patients considering our product candidates as a safe and effective treatment;
•hospitals and cancer treatment centers establishing the infrastructure required for the administration of the product candidate;
•the potential and perceived advantages of our product candidates over alternative treatments;
•the prevalence and severity of any side effects, including cytokine release syndrome ("CRS"), for which KIMMTRAK has a boxed warning recommending at least 16 hours of patient monitoring after each of the first three infusions, and as clinically indicated thereafter;
•product labeling or product insert requirements of the FDA, the European Commission or other regulatory authorities;
•limitations or warnings contained in the labeling approved by the FDA or the European Commission ;
•the timing of market introduction of our product candidates compared to competitive products;
•the cost of treatment in relation to alternative treatments;
•the amount of upfront costs or training required for physicians to administer our product candidates;
•the pricing of our products and the availability of coverage and adequate reimbursement by third-party payors and government authorities;
•the willingness of patients to pay out-of-pocket in the absence of comprehensive coverage and adequate reimbursement by third-party payors and government authorities;
•relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

•the effectiveness of our sales and marketing efforts and distribution support.
Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our products, if approved, may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time, including if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete. Because we expect sales of KIMMTRAK and our other product candidates, if approved, to generate substantially all of our revenue for the foreseeable future, the failure of our product candidates to find or maintain market acceptance would harm our business and could require us to seek additional financing.
We may be unable to successfully complete additional large-scale, pivotal clinical trials for any product candidates we develop after KIMMTRAK in mUM.
We may be unable to successfully complete additional large-scale, pivotal clinical trials for any product candidates we develop after KIMMTRAK in mUM. We cannot be sure that issues will not arise that require us to suspend or terminate our clinical trials. Guidance we have received from the FDA or other regulatory authorities on clinical trial design is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a MAA to the EMA, for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. We do not know whether any of our future clinical trials will begin on time or ever be completed on schedule, if at all.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•be subject to post-marketing testing requirements; or
•have the product removed from the market after obtaining marketing approval.
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

Regulatory approval of novel product candidates such as ours can be more expensive, riskier and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory authorities’ lack of experience with them. The novelty of our mechanism of action may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. The novel mechanism of action also means that fewer people are trained in or experienced with product candidates of this type, which may make it more difficult to find, hire and retain personnel for research, development and manufacturing positions. Because our soluble bispecific T cell receptors ("TCRs") utilize a novel mechanism of action and involve novel targets, there is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our pre-clinical studies and clinical trials. Any such events could adversely impact our business prospects, financial condition and results of operations.
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
Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources, whether or not they are ultimately successful. For example, we develop various protein models and make predictions as to how molecules might target antigens, with subsequent validation efforts in our labs and labs of our CROs. There can be no assurance that we will find potential additional targets using this approach, that any such targets will be tractable, or that such clinical validations will be successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:
•the research methodology used may not be successful in identifying potential indications and/or product candidates;
•potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective products; or
•it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.
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

While we plan to pursue additional regulatory approvals, it is uncertain whether tebentafusp will receive further marketing approval beyond the approval which KIMMTRAK has received in the United States, the EU, Canada and certain other territories. Furthermore, it is impossible to predict when or if tebentafusp for the treatment of advanced melanoma or adjuvant uveal (ocular) melanoma, brenetafusp, IMC-I109V, IMC-M113V, IMC-P115C, IMC-T119C, IMC-R117C, IMC-S118AI, or IMC-U120AI, or any of our future product candidates, will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our pre-clinical studies and future clinical trials may not be successful. From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
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

The process of obtaining regulatory approvals, both in the United States, the EU and other territories, is expensive and often takes many years. If the FDA, EMA, or a comparable foreign regulatory authority requires that we perform additional pre-clinical or clinical trials, approval, if obtained at all, may be delayed. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Furthermore, our ability to enroll patients could be delayed by future health pandemics or epidemics, and it is not possible to know whether these will impact us or the extent and scope of such delays at this point. In addition:
•the FDA, EMA and European Commission or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA, EMA and European Commission or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;
•the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA and European Commission or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA, EMA and European Commission or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA, EMA and European Commission or comparable foreign regulatory authorities may significantly change such that our clinical data are insufficient for approval.
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
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre-clinical and other nonclinical findings made while clinical trials were underway, or safety or efficacy observations made in pre-clinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA and/or European Commission approval.
Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, “top-line” or preliminary data from our planned clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our ADSs to fluctuate significantly.
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
We may experience delays in completing our pre-clinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•regulators, IRBs, or ethics committees may not authorize us or our investigators, or provide the required positive opinion, to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional pre-clinical studies or clinical trials or we may decide to abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•we may elect to, or regulators or IRBs or ethics committees may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•the cost of clinical trials of our product candidates may be greater than we anticipate;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates.
We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board ("DSMB"), for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.
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

We may also engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic mutations for our clinical trials. Further, if we are required to develop companion diagnostics and are unable to include patients with the targeted genetic mutations, this could compromise our ability to seek participation in the FDA’s expedited review and development programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise to seek to accelerate clinical development and regulatory timelines. Patient enrollment may be affected by other factors including:
•the severity of the disease under investigation;
•the eligibility criteria for the clinical trial in question;
•the availability of an appropriate genomic screening test;
•the perceived risks and benefits of the product candidate under study;
•the efforts to facilitate timely enrollment in clinical trials;
•the patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment;
•the proximity and availability of clinical trial sites for prospective patients; and
•factors we may not be able to control, such as current or potential pandemics or epidemics that may limit patients, principal investigators or staff or clinical site availability.
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
We may develop future product candidates, in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials. See also “We intend to develop tebentafusp, brenetafusp and our other programs, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.”

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
Our clinical trials may become subject to a clinical hold based on the evaluation of data and information submitted to the governing regulatory authorities. For example, in 2020, we received notice from the FDA of a partial clinical hold on our brenetafusp clinical trial after the second patient (with baseline elevated risk factors for pulmonary embolus) experienced a fatal adverse event of respiratory failure due to multiple pulmonary emboli 24 hours after receiving the first dose (0.3 mcg). In accordance with our own internal guidelines, we put our clinical trial on hold to investigate this unexplained death and informed the FDA. The FDA subsequently put our clinical trial on a partial clinical hold and allowed us the option to continue dosing the first patient. After autopsy, including expert review, and other investigations, the primary investigator concluded that the cause of death was respiratory failure and not related to study drug. We modified the trial protocol to add a lower dose cohort and additional screening and on-treatment precautions. The FDA accepted our changes and removed the partial clinical hold enabling the trial to continue.
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
Patient deaths and severe side effects caused by our product candidates, or by products or product candidates of other companies that are thought to have similarities with our therapeutic candidates, could result in the delay, suspension, clinical hold or termination of clinical trials by us, the FDA, the national competent authorities of Member States or other regulatory authorities for a number of reasons. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate revenues from any of these product candidates would be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.
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

We intend to develop tebentafusp, brenetafusp and our other programs, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop tebentafusp, brenetafusp and other programs, and may develop future product candidates, for use in combination with one or more currently approved cancer therapies. We continue enrollment in our TEBE-AM Phase 3 trial investigating tebentafusp for the treatment of 2L+ advanced CM as a monotherapy or in combination with an anti-PD(L)1 therapy and in multiple combination arms of our brenetafusp Phase 1/2 clinical trial, including evaluation of brenetafusp in combination with standards of care including checkpoint inhibitors, chemotherapy and tebentafusp. In 2024, we also started randomizing patients with previously untreated advanced melanoma to brenetafusp + nivolumab versus nivolumab or nivolumab + relatlimab, depending on the country, in our PRISM-MEL-301 Phase 3 trial. Even if any product candidate we, or our collaboration partners, develop, was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.
We may also evaluate brenetafusp and our other programs, or any other future product candidates, in combination with one or more other cancer, infectious disease or autoimmune disease therapies that have not yet been approved for marketing by the FDA, the European Commission or similar foreign regulatory authorities. We will not be able to market and sell brenetafusp and our other programs, or any product candidate we develop in combination with any such unapproved cancer, infectious disease or autoimmune therapies, that do not ultimately obtain marketing approval.
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
For planning purposes, we estimate the timing of achieving various scientific, clinical, regulatory, and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, regulatory submissions or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the submission of a CTA or IND application, completion of an ongoing clinical trial, the initiation of clinical trials, announcement of trial data, receipt of regulatory approval, or the commercial launch of a product. The achievement of many of these milestones may be affected by factors outside of our control. All of these milestones are based on a variety of assumptions, which may cause the timing of achieving the milestones to vary considerably from our estimates, including:
•our available capital resources or capital constraints we experience;
•the rate of progress, costs, and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;
•our ability to identify and enroll patients who meet clinical trial eligibility criteria;
•our receipt of approvals by the FDA, European Commission and comparable foreign regulatory authorities, and the timing thereof;
•other actions, decisions, or rules issued by regulators;
•our ability to access sufficient, reliable, and affordable supplies of materials used in the manufacture of our product candidates;
•our ability to manufacture and supply clinical trial materials to our clinical sites on a timely basis;
•the efforts of our collaborators with respect to the commercialization of our approved products, if any; and

•the securing of, costs related to, and timing issues associated with, commercial product manufacturing, as well as sales and marketing activities.
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
We conduct clinical trials outside the United States including in Australia, New Zealand, Europe, Asia, Latin America and the Middle East, and are likely to continue to do so in these or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
Clinical trials are currently being conducted in multiple countries throughout the world, and we plan to globally develop our current and future product candidates. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:
•differing regulatory requirements in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•differing standards for the conduct of clinical trials;
•increased difficulties in managing the logistics and transportation of storing and shipping product candidates produced in the United States or elsewhere and shipping the product candidate to patients in other countries;

•import and export requirements and restrictions;
•economic weakness, including inflation, or political instability in foreign economies and markets, particularly in light of global macroeconomic conditions;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United Kingdom or the United States;
•differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;
•potential liability under the FCPA, the U.K. Bribery Act 2010, or comparable foreign regulations;
•challenges enforcing or protecting our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States or the United Kingdom;
•the impacts Brexit may have with respect to recruitment of scientific personnel;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including the Ukraine war, the conflict in the Middle East, other wars and acts of terrorism, and the outbreak of and international responses to global health crises.
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

Before we can begin commercial manufacture of our products, regulatory authorities must approve marketing applications that identify manufacturing facilities operated by us or third-party manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities. Any failure to follow current Good Manufacturing Practice ("cGMP") or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill and finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of drug product for our clinical trials or the termination of or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. In addition, our pharmaceutical manufacturing facilities are continuously subject to scheduled and unannounced inspection by the FDA, competent authorities of Member States and other comparable foreign regulatory authorities, before and after product approval, to monitor and ensure compliance with cGMP and other regulations. The facilities used by our contract manufacturers have been approved by the FDA and regulatory authorities in other countries for the manufacture of KIMMTRAK. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.
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
A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, which could result in imprisonment, suspension or restrictions of production, suspension, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the biologic, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil False Claims Act ("FCA"), corporate integrity agreements, consent decrees, or withdrawal, suspension or variation of product approval.
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
Due to the complexity of manufacturing KIMMTRAK and our product candidates, we may not be able to manufacture sufficient quantities. Our inability to produce enough of our product candidate at acceptable costs may result in the delay or termination of development programs. With respect to our commercial portfolio, we may not be able to manufacture KIMMTRAK successfully with a commercially viable process or at a scale large enough to support its commercial markets or at acceptable margins.
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
We currently rely on third parties for the commercial manufacture of KIMMTRAK. If those manufacturers are unwilling or unable to fulfil their contractual obligations or satisfy demand outside of or in excess of the contractual obligations, we may be unable to meet demand for KIMMTRAK or sell KIMMTRAK at all and we may lose potential revenue. Further, the availability of suitable contract manufacturing capacity at scheduled or optimum times is not certain.
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
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies and intense competition. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or with their collaborations, have substantially greater financial, technical and other resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that our product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to acquire or in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent or other proprietary protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.
We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TCR-based therapeutics to address unmet needs in cancer including: Adaptimmune Therapeutics plc, Immatics, Adaptive, pure MHC, LLC, BioNTech SE, Genentech, Matterhorn Biosciences AG, Enara Bio Limited, Boehringer Ingelheim International GmbH, and Regeneron, who are also seeking to identify peptide HLA targets and develop product candidates; Immatics, Anocca AB, T-Knife GmbH, Adaptive, 3T Biosciences, Inc., MediGene AG, Regeneron, Takara Bio Inc., BMS, GSK plc, Kite Pharma , Inc., Lion TCR Pte. Ltd., TCRCure Biopharma Ltd., Corregene Biotechnology Co. LTD, and TScan who are developing TCR-based cell therapies; and F. Hoffmann-La Roche Ltd, Amgen, Inc., Genmab, Inc., Molecular Partners AG, 3T Biosciences, Inc., Crossbow Therapeutics, Inc. and CDR-Life Inc. are developing CD3-based TCR bispecific compounds or TCR mimetic antibodies.

In August 2023, Delcath Systems, Inc. announced the approval and U.S. launch of HEPZATO KIT, a liver directed therapy that delivers a high dose of melphalan to the liver via percutaneous hepatic perfusion. This system is marketed in the European Union as a CE Marked medical device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT). We are aware of several other companies with product candidates in clinical development, including an anticipated readout from Ideaya Biosciences’ first-line non-HLA-A2 mUM registrational Phase 2/3 clinical trial in 2025. We are also aware of various companies initiating registrational Phase 3 clinical trials in uveal melanoma ("UM"), including Ideaya Biosciences, Inc.’s initiation of a registrational Phase 3 clinical trial in high-risk neoadjuvant UM, and Replimune Group, Inc.’s initiation of a registration Phase 3 clinical trial in immune-checkpoint naïve UM, both anticipated in 2025.
We are aware of various companies and academic institutions that are developing TCR transduced cell therapies against a range of pHLA targets, some of which may overlap with product candidates in our pipeline such as PRAME. Specifically in regard to PRAME, we are aware that Immatics, TScan Therapeutics, Inc., and Replay Therapeutics, Inc. (in collaboration with MD Anderson) are conducting Phase 1 clinical trials of PRAME-directed cellular therapies and Immatics has also initiated a Phase 1/2 clinical trial of a PRAME TCRxCD3 half-life extended bispecific approach.
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

Outside the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. The delivery of health care in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care, and the pricing and reimbursement of products in that country may vary. The European Union provides options for Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status.
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
In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the European Union. This Regulation, which entered into force in January 2022 and applies as of January 12, 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the level of the European Union for joint clinical assessments in these areas. The Regulation permits Member States to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the European Union, Regulation No 2021/2282 on HTA does not apply in the United Kingdom. However, the MHRA is working with UK HTA bodies and other national organizations, such as the SMC, the NICE, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.
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

For example, we must enter into pricing agreements with individual Member States in order to be reimbursed for KIMMTRAK in such Member States. For Germany, we had entered into a pricing agreement, which is subject to certain conditions, for KIMMTRAK that was published in September 2023. Because the sales of KIMMTRAK exceeded the orphan drug threshold (€30 million) in Germany in 2023, German law requires a new benefit assessment and renegotiation of the price. The outcome of the benefit assessment remained unchanged; the Federal Joint Committee (G-BA) granted KIMMTRAK a Considerable Added Benefit (published May 16, 2024). Price negotiations are ongoing and we cannot guarantee that the price of KIMMTRAK will not change in Germany. Simultaneously with the renegotiation of pricing agreements in Germany, we are negotiating pricing agreements with other Member States, including France. Limitations on our ability to price KIMMTRAK, or our future product candidates, if approved, may have a significant impact on our results of operations.
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
The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•the impairment of our business reputation;
•the withdrawal of clinical trial participants;
•costs due to related litigation;
•the distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•the inability to commercialize our product candidates; and
•decreased demand for our product candidates, if approved for commercial sale.

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
We have relatively limited capabilities for drug development and have limited experience of carrying out sales, marketing and distribution activities for KIMMTRAK. We have previously entered into collaborations with other companies that we believe can provide similar capabilities. These collaborations provided us with important funding for our development programs and technology platforms, and we could receive additional funding if we enter into further collaborations in the future. In addition, we have entered and may enter in the future into collaboration agreements whereby we investigate the therapeutic benefit of our own products or product candidates in combination with a product or product candidate of a third party. For example, in February 2024, we entered into a clinical trial collaboration and supply agreement with Bristol-Myers Squibb ("BMS"), pursuant to which we will sponsor and fund the PRISM-MEL-301 clinical trial of our candidate brenetafusp + BMS’s nivolumab versus a control arm of either nivolumab or nivolumab + BMS’s relatlimab, depending on the country where the patient is enrolled, in first line advanced cutaneous melanoma, and BMS will provide nivolumab. Any future collaborations we enter into, may pose a number of risks, including the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours; this may also happen if the collaborators’ development of competing products is substantially faster than our development timelines;

•collaborators may not further develop product candidates developed by us or co-developed with us under the collaboration;
•product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•collaborators have certain defined rights to change or expand the scope of development programs during the course of the collaboration. This may lead to additional research work for us that may be time-consuming and expensive. Such work may compete with our own development programs and may delay timelines to market or proof-of-concept for our product candidates. If development programs under the collaboration turn out to be more costly and time-consuming, such unanticipated costs and work could likewise compete with our internal development programs;
•collaborators may not properly maintain, enforce or defend our intellectual property or proprietary information or may use them in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability, and collaborators may also allege that we are liable for potential infringement, misappropriation or other violations of third-party intellectual property or proprietary rights during the research and development work for the collaboration;
•certain collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, certain of our collaboration and license agreements may be terminated for convenience upon the completion of a specified notice period; and
•collaborators may discontinue the development of product candidates within the collaboration, for example if they consider the results achieved so far for the product candidates not promising enough or if their development strategies change.
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
Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that reduced the number of potential future collaborators. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our technology platforms and our business may be materially and adversely affected.
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
We rely and expect to continue to rely on CROs, medical institutions, clinical investigators, contract laboratories and other third parties to conduct or otherwise support clinical trials for our product candidates, including our TEBE-AM Phase 3 advanced melanoma tebentafusp trial, our EORTC-sponsored ATOM Phase 3 trial of KIMMTRAK in adjuvant uveal (ocular) melanoma, our PRISM-MEL-301 Phase 3 clinical trial of brenetafusp in first line advanced cutaneous melanoma, our Phase 1/2 clinical trial of brenetafusp in multiple solid tumors, our Phase 1 clinical trial of IMC-M113V in people who live with HIV, and our Phase 1 clinical trial of IMC-I109V in people who live with HBV. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.
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
We, our principal investigators and our CROs are required to comply with regulations, including Good Clinical Practices ("GCPs"), for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the EEA countries and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
We expect that CROs will conduct all of our clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:
•have staffing difficulties;
•fail to comply with contractual obligations;
•experience regulatory compliance issues;
•undergo changes in priorities or become financially distressed; or
•form relationships with other entities, some of which may be our competitors.
These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the principal investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates, or our development program materially and irreversibly harmed. If we are unable to rely on clinical data collected by our principal investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct, and this could significantly delay commercialization and require significantly greater expenditures.
In addition, in 2023, we signed an agreement for an EORTC-sponsored trial to study KIMMTRAK as adjuvant therapy for uveal (or ocular) melanoma (ATOM) in HLA-A*02:01 positive patients, for which the first patient was randomized in December 2024. While the Phase 3 trial is conducted by EORTC and we have limited ability to control the trial or steer EORTC’s activities, our ability to expand KIMMTRAK into adjuvant uveal (or ocular) melanoma depends in great part on the outcome of that trial. If EORTC does not conduct the trial in a satisfactory manner or fails to comply with regulatory requirements, we may be required to repeat the Phase 3 trial in order to get regulatory approval to expand KIMMTRAK into adjuvant uveal (or ocular) melanoma, which would significantly delay commercialization and require significantly greater expenditures from us.

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
We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third -party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the possible misappropriation or unauthorized disclosure of our proprietary information, including our trade secrets and know-how; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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
In addition, in February 2024, we entered in a clinical trial collaboration and supply agreement with BMS pursuant to which we will sponsor and fund the PRISM-MEL-301 clinical trial of brenetafusp in combination with nivolumab, and BMS will provide nivolumab. The risks related to our reliance on BMS for clinical supply of nivolumab is similar to the risks related to our reliance on contract manufacturers for clinical supply of our product candidates.
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
The active pharmaceutical ingredients ("API") used in our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations for any reason. We are also unable to predict how changing global and macroeconomic conditions such as public health crises, the war in Ukraine, the conflict in the Middle East (such as the potential impact on our international operations because our distributor outside the US and Western Europe has significant exposure in the region), global geopolitical tension and changes in inflation will affect our third- party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.
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
We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue.
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
Where we license technology from a third party, the prosecution, maintenance, enforcement and defense of the patent or other intellectual property or proprietary rights licensed from such third party may be controlled by the third party, which may impact the scope of patent or other protection.
Where we license patent rights, technology or other intellectual property or proprietary rights from a third party, control of such third-party rights may vest in the licensor, particularly where the license is non-exclusive or field-restricted. This may mean that we are not able to control or affect the scope of the claims of any relevant third-party patent or other intellectual property protection or have control over the preparation, filing, prosecution, maintenance, enforcement and defense of such patents and patent applications. Therefore, we cannot be certain that such patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject to such licensed rights could be adversely affected. Where a licensor brings an enforcement action with respect to licensed patents or other intellectual property, this could negatively impact our business or result in additional restrictions being imposed on the license we have and the scope of such license, or result in invalidation or limitation of the scope of the licensed patents or other intellectual property rights. In addition, should we wish to enforce the relevant patent or other intellectual property rights against a third person, we may be reliant on consent from the relevant licensor or the cooperation of the licensor. The licensor may refuse to bring such action and leave us unable to restrict competitor entry into the market. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates and our core technologies. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and is often the subject of litigation. The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our current or future pending patent applications will issue or will mature into issued patents that include claims with a scope sufficient to protect tebentafusp, brenetafusp, IMC-I109V, IMC-M113V, IMC-P115C, IMC-T119C, IMC-R117C, IMC-S118AI, IMC-U120AI, or any other current or future product candidates or technologies, in whole or in part, or effectively prevent others from commercializing competing product candidates and technologies. While we own issued patents relating to tebentafusp and pending patent applications relating to our other product candidates, including brenetafusp, IMC-I109V, IMC-M113V, IMC-P115C, IMC-T119C, IMC-R117C, IMC-S118AI, and IMC-U120AI, we do not own or in-license any issued patents relating to such other product candidates, and we can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States and countries of the EU, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including generic versions of such products.
Furthermore, certain of our patents and technology were funded in part by investments from non-profit third parties, including the Bill & Melinda Gates Foundation (the "Gates Foundation"). We are required to fulfill certain contractual obligations with respect to products created using such grant funding, including making certain products available at an affordable price in a list of clearly defined low and lower-middle income countries. For more information, see “Item 1. Business—Our Collaborations and License Agreements—Gates Collaboration.”

Other parties may have developed technologies that are related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive issued patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors or collaborators were the first to make the inventions claimed in our pending patent applications or any patent application we may license now or in the future, or that we or our licensors or collaborators were the first to file for patent protection of such inventions. In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to most of the pending patent applications covering our product candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office ("USPTO"), or its global equivalents, are often narrowed by the time they issue, if they issue at all. Accordingly, it is possible that that our present or future pending patent applications (whether owned or licensed) will not lead to issued patents. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection or that we may not develop additional proprietary technologies that are patentable.
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

Our patent portfolio may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents or any patents we may license now or in the future by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to one or more of our product candidates but that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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
In addition to the protection afforded by patents, we rely upon unpatented trade secret protection, unpatented know-how, proprietary information and continuing technological innovation to develop and maintain our competitive position. With respect to the building of our ImmTAX platform, we consider trade secrets and know-how to be one of our primary intellectual property assets. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees, CROs and consultants, and invention assignment agreements with our consultants and employees. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of trade secrets and other confidential information is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, CROs and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secret protection as a result. In addition, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming, and the outcome is unpredictable. In addition, some courts, especially outside the United States, are sometimes less willing to protect trade secrets. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach.
Our trade secrets could otherwise become known, obtained or independently discovered by our competitors or other third parties, who could purchase our products and product candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe, misappropriate or otherwise violate our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate such information, from using that technology or information to compete with us. For example, a third party may subsequently file a patent application covering our trade secrets or unpatented know-how. If our trade secrets are not adequately protected so as to protect our market against competitors’ products, our competitive position could be adversely affected, as could our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property or proprietary rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We are subject to, and may in the future become party to or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference, post-grant review, inter partes review and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions, such as oppositions before the European Patent Office ("EPO"). Our competitors or other third parties may assert infringement claims against us, alleging that our products or technologies are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to soluble, bispecific TCRs. Some of these patent applications have already been allowed or issued, and others may issue in the future. Since these areas are competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates, or the practice of our technology. If a patent holder believes our product or product candidate infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant revenue and against whom our own patent portfolio may thus have no deterrent effect.
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
We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features may have a material adverse effect on our business, and may prevent us from successfully commercializing our product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates.
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

We may become involved in lawsuits and/or administrative proceedings to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate, challenge the validity of or otherwise violate our patents and other intellectual property rights. We may become involved in opposition, derivation, re-examination, revocation, inter partes review, post-grant review, interference or other administrative proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. Additionally, our European patents may be involved in opposition proceedings at the European Patent Office, challenging the validity of those patents. Opposition proceedings may involve issues including, but not limited to, priority, patentability of the claims involved, and certain procedural formalities. As a result of the opposition proceedings, the European Patent Office’s Opposition Division(the "Opposition Division") can revoke a patent, maintain the patent as granted, or maintain the patent in an amended form. Decisions made by the Opposition Division can be appealed to the European Patent Office’s Appeal Board. Challenges to our patents, including in such opposition proceedings, may result in loss of patent rights, exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the scope and duration of the patent protection of our ImmTAX platform technology and product candidates.
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

To counter infringement or unauthorized use, we or our licensing or collaboration partners may be required to file infringement claims. A court may disagree with such allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that the applicable patents or other intellectual property do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe, misappropriate or otherwise violate their intellectual property or that a patent or other intellectual property right asserted against them is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, written description, or lack of patentable subject matter. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render any patents that may issue invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our future patents, should they issue, but that could nevertheless be determined to render our patents invalid. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation.

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
Competitors may use our technologies and/or conduct research and development activities in jurisdictions where we have not obtained patent protection or in jurisdictions where research and development safe harbor laws exist to develop their own products. Further, competitors may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the "Hatch-Waxman Amendments"). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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
Moreover, disputes may arise regarding intellectual property subject to a collaboration or licensing agreement, including:
•the scope of rights granted under the agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the counterparty that is not subject to the agreement;
•the sublicensing of patent and other intellectual or proprietary rights under our collaborative development relationships;
•our diligence obligations under the agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our counterparty and us and our partners; and
•the priority of invention of patented technology.

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
Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

The U.S. Supreme Court has ruled on several patent cases in recent years with potential impact on the scope of patent protection and patent eligibility, depending on the types of claims being pursued, as well as on the ability of patent owners to defend and challenge patents. This may result in greater uncertainty with respect to obtaining and ascribing value to patents. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions could impact how patent term adjustment, which often results in longer patent term, would be accorded for a particular patent. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may affect our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the landscape of European patent laws has also changed in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which has the potential to significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, precedent has not yet been established, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents obtained through the European Patent Office. Patents under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
If our trademarks and trade names are not adequately protected, then this may impede our ability to build and sustain name recognition in our markets of interest and our business may be adversely affected.
We may rely on trademarks and trade names to protect our business. If our trademarks and trade names are not adequately protected, this may impede our ability to build and sustain name recognition in our markets of interest and our business may be adversely affected. We may not be able to protect our rights to these trademarks and trade names, which we need to support name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark oppositions or infringement claims brought by owners of other registered or unregistered trademarks or trade names that incorporate elements which are identical or similar to our trademarks or trade names. For example, our U.S. trademark application for ImmTAX was previously subject to an opposition filed by Immatics and we brought counterclaims against three of Immatics’s U.S. registered trademarks for IMMATICS. In addition, Immatics previously filed invalidation actions against U.K. and EU trademark registration for IMMTAX. While we were successful in defending this opposition and Immatics were required to reimburse our legal costs in 2023, if we are unsuccessful in defending trademark cases in the future that directly relate for example, to our commercial products, we could be required to change our branding or trademarks, which could cause us to incur substantial costs and impede our ability to build and sustain name recognition for such platform. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on effective use of our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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
The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. For example, clinical trials may be required in pediatric populations before any marketing approval can be obtained, which can be time-consuming and costly. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities also have discretion in the drug and biologics approval processes. The number and types of pre-clinical programs and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from pre-clinical programs or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application. In addition, approval of our product candidates could be delayed or refused for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
•we or our collaborators may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe, pure, potent and have a favorable risk/benefit profile for any of their proposed indications;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical programs or clinical trials;
•data collected from clinical trials of product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•manufacturing processes or facilities or those of the third-party manufacturers we use may not be adequate to support approval of our product candidates; and

•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:
•issuance of Form FDA 483 notices or Warning Letters by the FDA or other regulatory authorities;
•imposition of fines and other civil penalties;
•criminal prosecutions;
•injunctions, suspensions, variations or revocations of regulatory approvals;
•suspension of any ongoing clinical trials;
•total or partial suspension of manufacturing;
•delays in commercialization;
•refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications submitted by us;
•refusals to permit drugs to be imported into or exported;
•restrictions on operations, including costly new manufacturing requirements;
•product recalls or seizures; and
•requirements to conduct post-marketing studies or clinical trials.

The policies of the FDA and other regulatory authorities may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or of KIMMTRAK in any additional indications or territories, or further restrict or regulate post-approval activities. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation ("CTR"), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each Member State, leading to a single decision for each Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment by all Member States concerned, and a separate assessment by each Member State with respect to specific requirements related to its own territory, including ethics rules. Each Member State’s decision is communicated to the sponsor via the centralized portal of the EU. Once the clinical trial approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials in relation to which application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the Clinical Trials Directive continued to apply on a transitional basis until January 31, 2025, by when all ongoing trials being conducted under the Clinical Trials Directive became subject to the provisions of the CTR and all new trials since January 31, 2023 have been subject to the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.
The United Kingdom’s regulatory framework in relation to clinical trials is derived from existing legislation of the EU (as implemented into the United Kingdom’s law of the United Kingdom, through secondary legislation). On January 17, 2022, the MHRA, launched an eight-week consultation on reframing the United Kingdom’s legislation for clinical trials. The United Kingdom’s Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These changes were laid before parliament on December 12, 2024 and if adopted will bring the United Kingdom into closer alignment with the EU.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. The proposed revisions remain to be agreed and adopted by the European Council. Moreover, on December 1, 2024, a new European Commission took office. The proposal could, therefore, still be subject to revisions. If adopted in the form proposed, the recent European Commission proposals to revise the existing laws of the EU governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.
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

The prescribing information for KIMMTRAK includes warnings and precautions for various toxicities, as well as a boxed warning related to the risk of cytokine release syndrome ("CRS"). We may be required to update the prescribing information for our products, including boxed warnings, limitations of use, contraindications, warnings and precautions, and adverse reactions, based on reports of adverse events or safety concerns, or implement a Risk Evaluation and Mitigation Strategy ("REMS"). Side effects and toxicities associated with our products could affect the willingness of physicians to prescribe, and patients to utilize, our products and thus harm commercial sales of our products. Implementation of a REMS could advantage products that compete with ours or make it more difficult or expensive for us to distribute our products.
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

We are subject to stringent and changing laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure , or that of the third parties with whom we work, to comply with such obligations could lead to regulatory investigations and actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; loss of customers and sales; and otherwise adversely affect our business and prospects.
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
In particular, as a company established in the United Kingdom, our processing of personal data is subject to the U.K. GDPR; it is also, in certain circumstances, subject to the EU’s own EU GDPR (collectively, the "GDPR"). Each of these regulations requires stringent standards of data privacy and security concerning personal data and potentially significant sanctions. For example, companies may face: temporary or definitive bans on processing of personal data and other corrective actions; fines of up to £17.5 million under the U.K. GDPR or €20 million under the EU GDPR, or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the European Commission’s Standard Contractual Clauses, the United Kingdom’s International Data Transfer Agreement and United Kingdom Transfer Addendum, and the EU-U.S. Data Privacy Framework and the United Kingdom’s Extension to that Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the relevant Framework and/or Extension), these mechanisms are subject to potential legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data, the inability to work with certain collaborators, partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 ("CCPA") applies to personal data of consumers, business representatives, and employees who are California residents to the CCPA requires businesses to provide specific disclosures in privacy notices and honor California residents’ requests to exercise certain privacy rights. The CCPA allows for statutory fines for non-compliance and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Other laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. If we become subject to new data privacy or security laws the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).
Additionally, regulations promulgated pursuant to the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA,") as amended, establish privacy and security standards that limit the use and disclosure of individually identifiable health information and protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of such information and ensure the confidentiality, integrity and availability of electronic protected health information.
In Europe, the Network and Information Security Directive ("NIS2") entered into force on January 17, 2023, aiming to improve the resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. As it is a Directive, NIS2 will not automatically have legal force throughout every Member State, instead the Directive will need to be transposed into the national laws of each Member State by October 17, 2024. Non-compliance with NIS2 may lead up to administrative fines of a maximum of €10 million or up to 2% of the total worldwide turnover of the preceding financial year. As NIS2 has not yet been transposed into each Member States’ national law there remains a lot of uncertainty of how NIS2 will be regulated in practice.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we may become subject to additional obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require the imposition of specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Our employees and personnel use generative artificial intelligence ("AI") technologies to perform their work, including in our research and development activities and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues. Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparation for and compliance with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources) to it. These obligations may necessitate changes to our business including our information technologies, systems and practices and to those of any third parties that process personal data on our behalf. Although we take efforts designed to comply with applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations. If we (or third parties upon which we rely) fail, or are perceived to have failed, to address and comply with data privacy and security obligations, we could face significant consequences. These consequences may include but are not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar consequences); litigation (including class-related claims) and mass arbitration; additional reporting requirements and oversight; bans on processing personal data; orders to destroy and not to use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation and our business and financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, our clinical trial activities); inability to process personal data; inability to operate in specific jurisdictions; limitations in our ability to develop and commercialize our products; time and other resource expenditures; adverse publicity; and revisions to our operations.
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
We are subject to the U.K. Bribery Act 2010 (the "Bribery Act"), the FCPA, and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations. Violations of such laws and regulations could subject us to liability.
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

Because we are organized under the laws of England and Wales with principal executive offices in the United Kingdom and have a U.S. subsidiary and operations in the United States, we are subject to U.S. laws that regulate foreign investments in U.S. businesses and real estate as well as those that regulate access by foreign persons to technology developed and produced in the United States. These laws include section 721 of the Defense Production Act of 1950, as amended, and its implementing regulations at 31 C.F.R. Parts 800 and 802, administered by the Committee on Foreign Investment in the United States; and the Export Control Reform Act of 2018, as implemented by the Export Administration Regulations. Application of these laws, including as they are implemented through future regulations, executive orders, and regulatory interpretations being developed, may negatively impact our business in various ways, including by restricting our access to capital and markets; limiting the collaborations we may pursue; regulating the export, re-export, or transfer of our products, services, and technology from the United States and abroad; increasing our costs and the time necessary to obtain required authorizations and to ensure compliance with U.S. law; and threatening monetary fines and other penalties if we do not.
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
The FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions, and legislative bodies may enact new policies, including unfavorable pricing restrictions, that may adversely affect the development and commercialization of our product candidates, and such changes can be difficult to predict.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "ACA"), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. On August 16, 2022, President Biden signed the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear what effect any such challenges or the healthcare reform measures of the Biden administration will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The IRA, among other things: (i) directs HHS to negotiate the price of certain single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear if and how this program will be implemented and whether it will be subject challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. Any such approved importation plans, if implemented, may result in lower drug prices for products covered by those programs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on obtaining marketing approvals for our drug candidates, if any, may be. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for KIMMTRAK and our product candidates, if approved, or put pressure on our product pricing.
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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our current or future product candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to obtain coverage and adequate reimbursement for a product;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.
In December 2021, the HTA Regulation, was adopted in the EU. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation across the EU for joint clinical assessments in these areas. The HTA Regulation has applied from January 12, 2025 although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all ATMPs, it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the EU. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA does not apply in the United Kingdom. However, the MHRA is working with UK HTA bodies and other national organizations, such as the SMC, the NICE, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.
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
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
•the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act ("FCA"), imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA, require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to CMS information related to transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests of such physicians and their immediate family members;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information and their subcontractors that use, disclose or otherwise process individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Further, many state laws governing the privacy and security of health information in certain circumstances, differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We plan to submit investigational new drug applications ("INDs") for additional product candidates to the FDA in the future. We also plan to submit applications to start clinical trials of additional product candidates outside the United States to the national competent authorities (for example, a CTA to the MHRA, in the United Kingdom).
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
Changes in funding for the FDA or comparable foreign regulatory authorities, the SEC, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies or authorities from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
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
We are highly dependent on the research and development, clinical and business development expertise of our CEO and other senior leaders of our leadership team, as well as the other principal members of our management, scientific, clinical and commercial team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
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
We have incurred and may continue to incur increased costs in offering and maintaining competitive salaries to attract the personnel required to execute our strategy, and these costs could be significantly further impacted by the effects of inflation.
We expect to continue to expand our development, commercial and regulatory capabilities and have recently developed sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As of December 31, 2024, we had 493 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we continue to function and grow as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Although we have limited business interruption insurance policies in place, any interruption could come with high costs for us, as salaries and loan payments would usually continue. Moreover, any interruption could seriously harm our ability to timely proceed with any clinical programs or to supply product candidates for use in our clinical programs or during commercialization. For example, epidemics or pandemics may in the future, impact our business and clinical trials, and such impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the emergence, infectiousness and severity of new variants, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken in the United Kingdom, United States, and other countries to contain and treat the disease. The ultimate impact potential epidemics is highly uncertain and subject to change. Moreover, due to the Russia and Ukraine conflict, the United States, United Kingdom, EU, and other nations announced various sanctions against Russia and Belarus. The war in Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, the EU, and other countries have created global security concerns and geopolitical tension that could have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain, adversely affect our ability to conduct ongoing and future clinical trials of our product candidates, and adversely affect our ability to commercialize our products (subject to regulatory approval) in these regions and have wider implications globally that could impact our business outside of these regions. For example, ongoing military conflict will likely impact our ability to conduct clinical trials in Ukraine, Russia and potentially in other Eastern European countries, and may prevent us from continuing follow-up for patients previously enrolled or enrolling patients in future trials at sites in these countries, and may also prevent us from commercializing our products (subject to regulatory approval) in this region. In addition, there could be an impact on our international operations because of the conflict in the Middle East, because our distributor outside the US and Western Europe has significant exposure in the region. This could negatively impact the anticipated timing and completion of future clinical trials and/or analyses of future clinical results, and negatively impact our plans to commercialize our product (subject to regulatory approval) in this region, which could harm our business.

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
Remote working poses increased risks to our information technology systems and data as some of our personnel work from remote locations and use network connections outside of our control.
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
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. While we have implemented security measures designed to protect our information technology systems and data, there can be no assurance that these measures will be effective. We have not always been able in the past to protect against security breaches (for example, we experienced two minor phishing attacks in 2018 and 2019). We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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
Any potential acquisition or strategic partnership may entail numerous risks, including:
•increased operating expenses and cash requirements;
•the assumption of additional indebtedness or contingent liabilities;
•assimilation of operations, intellectual property and products of an acquired company or product, including difficulties associated with integrating new personnel;
•the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition; retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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
As a company based in the United Kingdom, our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
•economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;
•differing and changing regulatory requirements for product approvals;
•differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;
•potentially reduced protection for intellectual property and proprietary rights;
•difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;
•changes in global regulations and customs, tariffs and trade barriers;
•changes in non-U.S. currency exchange rates of the pound sterling, U.S. dollar, euro and currency controls;
•changes in a specific country’s or region’s political or economic environment, including the longer-term implications of Brexit;
•trade protection measures, import or export licensing requirements or other restrictive actions by governments;

•differing reimbursement regimes and price controls in certain non-U.S. markets;
•negative consequences from changes in tax laws;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, including, for example, the variable tax treatment in different jurisdictions of options or restricted share units granted under our share option schemes or equity incentive plans;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•litigation or administrative actions resulting from claims against us by current or former employees or consultants individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification or other violations of labor law or other alleged conduct;
•difficulties associated with staffing and managing international operations, including differing labor relations;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.
For example, the U.S. government has threatened to impose new tariffs on imported products from the European Union. As we produce our clinical and commercial supply of drug in the European Union, the import of clinical and commercial supply of our products into the United States could be impacted to the extent any such tariffs are imposed and applicable to pharmaceutical products. The impact of such tariffs would be subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Tariffs on our products would increase our cost of importing clinical and commercial product into the United States, which would increase the cost of revenue from sale of therapies and reduce our margins on the sale of our products.
Additionally, due to the Russia-Ukraine conflict, the United States, United Kingdom, EU, and other nations announced various sanctions against Russia and Belarus. The military conflict and the retaliatory measures that have been taken, or could be taken in the future, by the United States, United Kingdom, EU, and other countries, as well as the conflict in the Middle East, have created global security concerns and global geopolitical tension that could result in a lasting impact on regional and global economies, any or all of which could disrupt our supply chain, adversely affect our ability to conduct ongoing and future clinical trials of our product candidates, and adversely affect our ability to commercialize our products (subject to regulatory approval) in these regions and have wider implications globally that could impact our business outside of these regions. Ongoing military conflict will likely impact our ability to conduct clinical trials in Ukraine, Russia and potentially in other Eastern European countries, and may prevent us from continuing follow-up for patients previously enrolled or enrolling patients in future trials at sites in these countries, and may also prevent us from commercializing our products (subject to regulatory approval) in this region. In addition, there could be an impact on our international operations because of the conflict in the Middle East, because our distributor outside the US and Western Europe has significant exposure in the region. This could negatively impact the anticipated timing and completion of future clinical trials and/or analyses of future clinical results, and negatively impact our plans to commercialize our product (subject to regulatory approval) in this region, which could harm our business.
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

Risks Related to Our Indebtedness
Our current or future indebtedness may adversely affect our business, including by limiting our flexibility to operate our business and adversely affecting our financial health and competitive position.
In February 2024, we completed an offering of $402.5 million aggregate principal amount of convertible senior notes (the "Notes "), which mature on February 1, 2030. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that potential future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the Notes, on or before its maturity. However, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. In addition, we may incur additional indebtedness in order to finance our operations, make acquisitions or to repay existing indebtedness. Any agreements evidencing or governing such future indebtedness may contain, certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interests. If we cannot service our debt, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be affected on commercially reasonable terms, or at all, or on terms that would be advantageous to our securityholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
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
Risks Related to Ownership of Our Securities and Our Status as a Public Company
An active trading market for our ADSs may not be sustained.
Prior to our initial public offering in February 2021, there was no public trading market for our ordinary shares or ADSs. Although our ADSs are listed on The Nasdaq Global Select Market, we cannot assure you that an active trading market for our ADSs will be sustained. If an active market for our ADSs is not sustained, it may be difficult to for investors to sell ADSs without depressing the market price for the ADSs or to sell the ADSs at all. You may not be able to sell your ADSs quickly or at the market price if trading in our ADSs is not active.

The trading price of our ADSs has been and may continue to be highly volatile and may fluctuate due to factors beyond our control.
The market price for our ADSs may be volatile. From January 1, 2024 to February 14, 2025, the closing price of our ADSs ranged from a high of $75.36 to a low of $28.14 per ADS. The trading price of our ADSs has and is likely to continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include but not limited to:
•our failure to successfully execute our commercialization strategy with respect to KIMMTRAK;
•actions or announcements by third-party or government payors with respect to coverage and reimbursement of KIMMTRAK;
•adverse regulatory decisions, or our ability to obtain regulatory approval of, tebentafusp in other jurisdictions or for other indications, or any of our other product candidates;
•adverse results or delays in pre-clinical studies or clinical trials;
•reports of adverse events in products similar or perceived to be similar to those we are developing or clinical trials of such products;
•an inability to obtain additional funding on favorable terms or at all, including as a result of recently worsening macroeconomic conditions;
•failure by us to successfully develop and commercialize our product candidates;
•failure by us to maintain our existing strategic collaborations or enter into new collaborations;
•failure by us to identify additional product candidates for our pipeline;
•failure by us or our licensors and strategic partners to prosecute, maintain, protect or enforce our intellectual property and proprietary rights;
•disputes or other developments relating to intellectual and other proprietary rights, including litigation;
•matters and our ability to obtain patent and other intellectual property protection for our technologies;
•changes in laws or regulations applicable to future products;
•an inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•the introduction of new products, services or technologies by our competitors;
•failure by us to meet or exceed financial projections we may provide to the public;
•failure by us to meet or exceed the financial projections of the investment community;
•the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•changes in the structure of healthcare payment systems;
•inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic partner or our competitors;

•inability to comply with our debt covenants and to make payments as they become due;
•additions or departures of key scientific or management personnel;
•significant lawsuits, including patent or shareholder litigation;
•changes in the market valuations of similar companies;
•general economic, industry, political and market conditions, including, but not limited to, the war in Ukraine, the conflict in the Middle East, global geopolitical tension, changes in inflation and interest rates, supply chain disruptions, and volatility in the capital markets;
•sales of our ADSs or ordinary shares by us or our shareholders in the future;
•the trading volume of our ADSs; and
•other events or factors, many of which are beyond our control.
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
Broad market and industry factors, including impacts thereon of the war in Ukraine, the conflict in the Middle East, and global geopolitical tension, as well as changes in inflation and interest rates, supply chain disruptions, and volatility in the capital markets, may negatively affect the market price of our ADSs, regardless of our actual operating performance. Further, a decline in the financial markets and related factors beyond our control may cause the price of our ADSs to decline rapidly and unexpectedly. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
As of December 31, 2024, our executive officers, directors and current beneficial owners of five percent or more of our ordinary shares and their respective affiliates beneficially owned, in the aggregate, approximately 60% of our outstanding ordinary shares (including ordinary shares in the form of ADSs). The voting power of this group may increase to the extent any shareholders holding non-voting ordinary shares convert their non-voting ordinary shares into ordinary shares.
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

In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our ADSs by:
•delaying, deferring, or preventing a change in control;
•entrenching our management and/or the board of directors;
•impeding a merger, scheme of arrangement, takeover, or other business combination involving us; or
•discouraging a potential acquirer from making a takeover offer or otherwise attempting to obtain control of us.
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
We entered into a global access commitments agreement with our shareholder, the Bill & Melinda Gates Foundation (the "Gates Foundation"), in September 2017, which was amended and restated in March 2020 and February 2021, pursuant to which we are required to take certain actions to support the Gates Foundation’s mission. In the event that we are in breach of certain provisions of the global access commitments agreement, following a cure period, we may be required to repurchase for cash all, or to facilitate the purchase by a third party of all, the securities of our company held by the Gates Foundation at certain terms that may not be favorable to us. If this occurs, cash used for this purpose may, adversely affect our liquidity, cause us to reduce expenditures in other areas of our business, or curtail our growth plans. If we do not have sufficient cash on hand to purchase the securities, we could have to seek financing alternatives in order to meet our obligations, and there is no certainty that financing would be available on reasonable terms or at all. For the period that we are unable to repurchase the securities held by the Gates Foundation or arrange for a third party to purchase such securities, we would not likely be allowed to pay dividends, repurchase the securities of any other shareholder or otherwise make any other distribution to any of our shareholders in connection with their securities. Therefore, meeting this purchase obligation, if necessary, could have a material adverse effect on our business and financial results. For more information on the Gates Foundation’s withdrawal rights, see “Item 1. Business—Our Collaborations and License Agreements—Gates Collaboration.”
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
We have filed registration statements on Form S-8 under the Securities Act to register ordinary shares subject to options, restricted share units or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, as well as, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act.
We have registered approximately 1.2 million of our ordinary shares for resale by certain holders of our ordinary shares pursuant to registration rights agreements with such holders. Additionally, as of December 31, 2024, unless such holders have sold their shares without our knowledge, the holders of an aggregate of approximately 2.9 million of our ordinary shares, or their transferees, have rights, subject to conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders, as well as to cooperate in certain public offerings of such ordinary shares. Upon registration, these shares are, or will be, as applicable, available to be freely sold in the public market subject, in the case of our affiliates, to the restrictions of Rule 144 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ADSs could decline.

In addition, we may issue up to approximately 6 million ADSs representing ordinary shares upon conversion of our Notes based on the maximum conversion rate of the Notes, subject to customary anti-dilution adjustments. The addition of any of these ADSs into the public market may have an adverse effect on the price of our ADSs.
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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our ADSs
Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended ("the Sarbanes-Oxley Act"), requires that management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. As a large accelerated filer, under Section 404(b) of the Sarbanes-Oxley Act our independent registered public accounting firm is required to issue an annual report that addresses the effectiveness of our internal control over financial reporting.
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
If a United States person is treated as owning at least 10% of our ordinary shares or ADSs, such holder may be subject to adverse U.S. federal income tax consequences.
If a U.S. holder is treated as owning, directly, indirectly or constructively, at least 10% of the value or voting power of our ordinary shares or ADSs, such U.S. holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group, if any. Because our group includes U.S. subsidiaries, our current and future non-U.S. subsidiaries will be treated as controlled foreign corporations, regardless of whether we are treated as a controlled foreign corporation. A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with controlled foreign corporation reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any United States shareholder information that may be necessary to comply with the reporting and tax payment obligations applicable under the controlled foreign corporation rules of the Internal Revenue Code of 1986, as amended (the "Code"). U.S. holders should consult their tax advisors regarding the potential application of these rules to their investment in our ordinary shares or ADSs.
If we are a passive foreign investment company ("PFIC"), for any taxable year, there could be adverse U.S. federal income tax consequences to U.S. investors.
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

Based on our analysis of our activities and the composition of our income and assets, we believe that we were not a PFIC for our taxable year ended December 31, 2024. However, the determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. As a result, there can be no assurance that we will not be treated as a PFIC for the current or any future taxable year. In addition, for our current and future taxable years, the total value of our assets (including goodwill) for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Accordingly, if our market capitalization declines while we hold a substantial amount of cash and cash-equivalents for any taxable year we may be a PFIC for that taxable year. Under the income test, our status as a PFIC depends on the composition of our income for the relevant taxable year which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets also is affected by how we spend the cash we raise in any offering. We have only recently begun to generate revenues and therefore we may be a PFIC for any taxable year in which we do not generate sufficient amounts of active income to offset our passive financing income. Therefore, we cannot give any assurance regarding our PFIC status for the current or any future taxable year. Even if we determine that we are not a PFIC for a taxable year, there can be no assurance that the Internal Revenue Service ("IRS") will agree with our conclusion and or that the IRS would not successfully challenge our position. Because our PFIC status is a factual determination, our U.S. counsel expresses no opinion with respect to our PFIC status for any prior, current or future taxable years.
We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable U.K. tax legislation.
As a U.K. incorporated and tax resident entity, we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated losses since inception and therefore have not paid any U.K. corporation tax. As of December 31, 2024, we had cumulative carry forward tax losses of $277.4 million. Subject to any relevant utilization criteria and restrictions (including the Corporate Income Loss Restriction that, broadly, restrict the amount of carried forward losses that can be utilized to 50% of group profits arising above £5.0 million per tax year), we expect these to be eligible for carry forward and utilization against future operating profits.

As a company that carries out extensive research and development ("R&D") activities, we benefit from the U.K. R&D tax relief regime. This regime provides companies with tax relief at an effective rate of between 15% and 16.2% (subject to the rate of corporation tax we pay, if any) of qualifying R&D expenditure in an accounting period. The regime’s rules are complex, and if a tax authority were to challenge or seek to disallow our claims (in whole or in part), for example by asserting that the relevant expenditure does not meet the technical conditions to be granted tax credits, then such challenge or disallowance could have a material impact on our cash-flow and financial performance. In addition, future changes to the U.K. R&D tax credit regime may mean that we no longer qualify for it or have a material impact on the extent to which we can make claims (or benefit from them).
We may benefit in the future from the United Kingdom’s “patent box” regime, which allows certain profits attributable to revenues from patented products (and other qualifying income) to be taxed at an effective rate of 10% by giving an additional tax deduction. We are the exclusive licensee or owner of several patent applications which, if issued, would cover our product candidates, and accordingly, future upfront fees, milestone fees, revenues and royalties could be eligible for this deduction. When taken in combination with the enhanced relief available on our R&D expenditures, we expect a long-term rate of corporation tax lower than the statutory to apply to us. If, however, there are unexpected adverse changes to the U.K. R&D tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carry forwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.

Changes and uncertainties in the tax system in the countries in which we have operations, could materially adversely affect our financial condition and results of operations, and reduce net returns to our shareholders.
We conduct business globally and file corporate income tax returns in multiple jurisdictions. Our consolidated effective corporate income tax rate, and the tax treatment of our ADSs and ordinary shares, could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof; tax policy initiatives and reforms under consideration or being implemented at national (including the IRA in the United States) or international level (such as those related to the Organisation for Economic Co-Operation and Development’s ("OECD"), Base Erosion and Profit Shifting ("BEPS"), Project (including “BEPS 2.0”), or initiatives of the European Commission); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the stamp duty or stamp duty reserve tax treatment of our ADSs or ordinary shares.
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
A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, His Majesty’s Revenue & Customs ("HMRC"), the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
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
Shareholder protections found in provisions under the U.K. City Code on Takeovers and Mergers (the "Takeover Code") will not apply if our place of management and control remains outside the United Kingdom.
On February 1, 2021, Immunocore Holdings Limited was re-registered as a public limited company with the name Immunocore Holdings plc. Under transitional provisions that apply until February 2027, depending on meeting the jurisdictional criteria, the Takeover Code can be applicable to public limited companies incorporated in England and Wales that are not listed in the United Kingdom. We believe that, as of the date of this Annual Report, our place of central management and control is not in the United Kingdom (or the Channel Islands or the Isle of Man) for the purposes of the jurisdictional criteria of the Takeover Code. Accordingly, we believe that we are currently not subject to the Takeover Code and, as a result, our shareholders are not currently entitled to the benefit of certain takeover offer protections provided under the Takeover Code, including the rules regarding mandatory takeover bids.
In the event that this changes, or if the interpretation and application of the Takeover Code by the Panel on Takeovers and Mergers (the "Takeover Panel") changes (including changes to the way in which the Takeover Panel assesses the application of the Takeover Code to English companies whose shares are listed outside of the United Kingdom), the Takeover Code may apply to us in the future.

The Takeover Code provides a framework within which takeovers of companies are regulated and conducted. The following is a brief summary of some of the most important rules of the Takeover Code:
•In connection with a potential offer, if following an approach by or on behalf of a potential bidder, the company is “the subject of rumor or speculation” or there is an “untoward movement” in the company’s share price, there is a requirement for the potential bidder to make a public announcement about a potential offer for the company, or for the company to make a public announcement about its review of a potential offer.
•When a person or group of persons acting in concert (a) acquires, whether by a series of transactions over a period of time or not, interests in shares carrying 30% or more of the voting rights of a company (which percentage is treated by the Takeover Code as the level at which effective control is obtained) or (b) acquires an interest in any other shares which increases the percentage of shares carrying voting rights in which they are interested when they are already interested in shares which carry not less than 30% of the voting rights but do not hold shares carrying more than 50% of such voting rights, they must make a cash offer to all other shareholders at the highest price paid by them or any person acting in concert with them in the 12 months before the offer was announced.
•When interests in shares carrying 10% or more of the voting rights of a class have been acquired by an offeror (i.e., a bidder) and any person acting in concert with it in the offer period (i.e., before the shares subject to the offer have been acquired) or within the previous 12 months, the offer must be in cash or be accompanied by a cash alternative for all shareholders of that class at the highest price paid by the offeror or any person acting in concert with them in that period. Further, if an offeror or any person acting in concert with them acquires any interest in shares during the offer period, the offer for the shares must be in cash or accompanied by a cash alternative at a price at least equal to the price paid for such shares during the offer period.
•If after an announcement is made, the offeror or any person acting in concert with them acquires an interest in shares in an offeree company (i.e., a target) at a price higher than the value of the offer, the offer must be increased to not less than the highest price paid for the interest in shares so acquired.
•The board of directors of the offeree company must appoint a competent independent adviser whose advice on the financial terms of the offer must be made known to all the shareholders, together with the opinion of the board of directors of the offeree company.
•Special or favorable deals for selected shareholders are not permitted, except in certain circumstances where independent shareholder approval is given and the arrangements are regarded as fair and reasonable in the opinion of the financial adviser to the offeree.
•All shareholders must be given the same information.
•Each document published in connection with an offer by or on behalf of the offeror or offeree must state that the directors of the offeror or the offeree, as the case may be, accept responsibility for the information contained therein.
•Profit forecasts, quantified financial benefits statements and asset valuations must be made to specified standards and must be reported on by professional advisers.
•Misleading, inaccurate or unsubstantiated statements made in documents or to the media must be publicly corrected immediately.
•Actions during the course of an offer by the offeree company, which might frustrate the offer are generally prohibited unless shareholders approve these plans. Frustrating actions would include, for example, lengthening the notice period for directors under their service contract or agreeing to sell off material parts of the target group.
•Stringent and detailed requirements are laid down for the disclosure of dealings in relevant securities during an offer, including the prompt disclosure of positions and dealing in relevant securities by the parties to an offer and any person who is interested (directly or indirectly) in 1% or more of any class of relevant securities.

•Employees of both the offeror and the offeree company and the trustees of the offeree company’s pension scheme must be informed about an offer. In addition, the offeree company’s employee representatives and pension scheme trustees have the right to have a separate opinion on the effects of the offer on employment appended to the offeree board of directors’ circular or published on a website.
The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.
We are incorporated under English law. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by English law, including the provisions of the U.K. Companies Act (the "Companies Act"), and by our articles of association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations.
The principal differences include the following:
•under our articles of association, any resolution put to the vote of a general meeting must be decided exclusively on a poll. Under English law, it would be possible for our articles of association to be amended such that each shareholder present at a meeting has only one vote unless demand is made for a vote on a poll, in which case each holder gets one vote per share owned. Under U.S. law, each shareholder typically is entitled to one vote per share at all meetings;
•under English law, subject to certain exceptions and disapplications, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise;
•under English law and our articles of association, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or on a poll of shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the articles of association. This may make it more difficult for us to complete corporate transactions deemed advisable by our board of directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions;
•in the United Kingdom, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs. If acceptances are not received for 90% or more of the ordinary shares/ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares/ADSs will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority in number representing 75% in value of each class of shareholders voting for approval.
•under English law and our articles of association, shareholders and other persons whom we know or have reasonable cause to believe are, or have been, interested in our shares may be required to disclose information regarding their interests in our shares upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on certain transfers of the shares, withholding of dividends and loss of voting rights. Comparable provisions generally do not exist under U.S. law; and
•the quorum requirement for a shareholders’ meeting is a minimum of two shareholders entitled to vote at the meeting and present in person or by proxy or, in the case of a shareholder which is a corporation, represented by a duly authorized representative. Under U.S. law, a majority of the shares eligible to vote must generally be present (in person or by proxy) at a shareholders’ meeting in order to constitute a quorum. The minimum number of shares required for a quorum can be reduced pursuant to a provision in a company’s certificate of incorporation or bylaws, but typically not below one-third of the shares entitled to vote at the meeting. At our 2024 Annual General Meeting of Shareholders, the quorum requirement in our articles of association was amended to at least one-third of the number of issued shares (excluding any shares held as treasury shares) entitled to vote on the business to be transacted.

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
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution but not longer than the duration of the authority to allot shares to which the disapplication relates. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). At a general meeting of shareholders held on February 3, 2021, we obtained authority from our shareholders to disapply preemptive rights in respect of allotments made pursuant to the authorization described above for a period of five years from the date of such general meeting of shareholders which disapplication will need to be renewed upon expiration (i.e., at least every five years), but may be sought more frequently for additional five-year terms (or any shorter period).
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
Our information security function, which is led by our Chief Information Officer ("CIO"), helps identify, assess and manage our cybersecurity threats and risks, including through the use of our risk register. The information security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, manual tools and automated tools, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating certain threats reported to us, internal and external audits, leveraging third party threat assessments, and conducting vulnerabilities assessments.
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
We also use third-party service providers to perform a variety of functions throughout our business, such as contract research organizations, contract manufacturing organizations, and other distributors, including those who process clinical trial data on our behalf. Depending on the nature of the services provided, the sensitivity of the critical systems, information and assets at issue, and the identity of the provider, our third-party risk management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including, for example, a review of security assessments and imposition of contractual obligations related to cybersecurity on the provider.
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
Item 2.    Properties
Our corporate headquarters are located in Oxfordshire, United Kingdom, where we currently lease facilities containing our research and development, laboratory and office space, which consists of approximately 123,000 square feet. Our leases expire between 2037 and 2043, although there are break points at which we may terminate the leases prior to the termination date under certain conditions.
In addition, we lease an aggregate of approximately 36,000 square feet of office space in Conshohocken, Pennsylvania, and Rockville and Gaithersburg, Maryland. We also lease approximately 240 square feet of office space in Dublin, Ireland and approximately 120 square feet in Suurstoffi, Switzerland.
We anticipate leasing additional office and laboratory space as we add employees and continue to grow as a commercial-stage organization. We believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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

Holders
As of February 20, 2025, there were approximately 30 holders of record of our ordinary shares and 3 holders of record of our ADSs. The actual number of holders is greater than these numbers of record holders, and includes beneficial owners whose ordinary shares or ADSs are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Graph
The graph below shows a comparison, from February 5, 2021 (the date our ADSs commenced trading on Nasdaq) through December 31, 2024, of the cumulative total return to stockholders of our ADSs relative to the Nasdaq Composite Index and the Nasdaq Biotech Index.

The graph assumes that $100 was invested in each of our ADSs, the Nasdaq Composite Index and the Nasdaq Biotech Index at their respective closing prices on February 5, 2021 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

200
180
160
140
120
100
80
60
40
20
0
Value ($100 rebased)
Feb-2021
Apr-2021
Jun-2021
Aug-2021
Oct-2021
Dec-2021
Feb-2022
Apr-2022
Jun-2022
Aug-2022
Oct-2022
Dec-2022
Feb-2023
Apr-2023
Jun-2023
Aug-2023
Oct-2023
Dec-2023
Feb-2024
Apr-2024
Jun-2024
Aug-2024
Oct-2024
Dec-2024
Month - Year
IMCR (-25.74%)
NBI (-14.96%)
Nasdaq (42.42%)

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
Item 6.    Reserved.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis, as well as the section titled “Special Note Regarding Forward-Looking Statements.” The accompanying MD&A, including all periods presented, have been prepared under U.S. GAAP.
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2024 and 2023, and year-to-year comparisons between fiscal 2024 and fiscal 2023. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2022 and year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024.

Overview
We are a commercial stage biotechnology company pioneering and delivering transformative immunomodulating medicines to radically improve outcomes for patients with cancer, infectious diseases, and autoimmune diseases. Leveraging our proprietary, flexible, off-the-shelf ImmTAX (Immune mobilizing monoclonal TCRs Against X disease) platform, we are developing a deep pipeline in multiple therapeutic areas, including clinical stage programs in oncology and infectious disease, advanced pre-clinical programs in autoimmune disease and earlier pre-clinical programs across three therapeutic areas.

In 2022, we received approval for our lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma ("mUM") from the FDA, the European Commission, and other health authorities. KIMMTRAK is now approved in 39 countries for the treatment of unresectable or mUM. We have launched KIMMTRAK in 24 countries globally through December 31, 2024, with further commercial launches planned in additional territories where KIMMTRAK is approved.
KIMMTRAK is the lead product from our ImmTAX platform and was the first approved therapy in mUM. To date, we have treated over 2,000 cancer patients with KIMMTRAK, tebentafusp, and our other ImmTAX product candidates, which we believe is the largest clinical data set of any T cell engager bispecific in solid tumors and any TCR therapeutic. Our clinical programs are being conducted with patients with a broad range of cancers including melanoma, ovarian, lung, and colorectal, among others. We believe that these tumor types have large addressable patient populations and significant unmet need. We are progressing three late-stage clinical programs within our ImmTAC (Immune mobilizing monoclonal TCRs Against Cancer) portfolio, including KIMMTRAK and PRAME-targeted brenetafusp.
Since our inception, we have focused on organizing and staffing our company, raising capital, performing research and development activities to advance our research, development and technology, and commercializing KIMMTRAK. While we have successfully generated revenue from KIMMTRAK, which is our first marketed product, our ability to generate higher levels of revenue from other marketed products, which may never be fully developed or commercialized, depends on the successful development and regulatory approval of one or more of our product candidates and our ability to finance operations. Since inception, we have raised funds through our initial public offering, private placements of our ordinary and preferred shares, debt financings, revenue and historical payments from our collaboration partners. These funds have been and are being used to fund operations and invest in activities for technology creation, drug discovery and clinical development programs, infrastructure, creation of portfolio of intellectual property and commercial and administrative support.
We have incurred significant operating losses and expect to continue to incur significant expenses and operating losses for the near future. These net losses were $51.1 million, $55.3 million and $52.5 million, for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, our accumulated deficit was $795.8 million. We expect to continue to incur significant and increasing expenses and to incur operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.
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

Recent Developments

In December 2024 we:

•randomized the first patient in the ATOM Phase 3 clinical trial – led by the EORTC to evaluate KIMMTRAK as adjuvant therapy for uveal (or ocular) melanoma for HLA-A*02:01 patients;

•started enrolling patients in the Phase 1/2 dose escalation trial with IMC-P115C (PRAME-A02-HLE) in multiple solid tumors;

•started enrolling patients in the Phase 1/2 trial with IMC-R117C (targeting PIWIL1) in HLA-A*02:01-positive patients with advanced solid tumors, including colorectal cancer.

At the JP Morgan Healthcare Conference in January 2025, we announced that our second autoimmune candidate is IMC-U120AI (CD1a x PD1), a CD1a-tethered PD1 agonist ImmTAAI therapy, and that we are planning to submit a CTA or IND in 2026 initially for a Phase 1 trial in atopic dermatitis.

We appointed Travis Coy as Executive Vice President, Chief Financial Officer and Head of Corporate Development, effective January 1, 2025.

In February 2025, we appointed Dr. William Pao as a non-executive member of our Board of Directors.

In February 2025, we received regulatory approval for KIMMTRAK in Brazil for the treatment of unresectable or mUM.
Components of Results of Operations
Revenue
Revenue from sale of therapies, net
Revenue from sale of therapies, net relates to the sale of KIMMTRAK following marketing approval and the sale of tebentafusp under compassionate use and early access programs in France through September 2022. We recognize net revenue from sale of therapies at the point in time that control transfers to a customer, which is typically on delivery to our distributors and healthcare providers. We also operate under consignment arrangements where control passes when our distributors take KIMMTRAK out of consignment inventory. The amount of revenue recognized reflects the consideration to which we expect to be entitled, net of estimated deductions for rebates, chargebacks and product returns. These estimates consider contractual and statutory requirements, the expected payor and patient mix, sell-through data, our customers’ inventory levels, anticipated demand and the volume of customer purchase orders, internal data, and other information provided by our customers and third-party logistics providers, and, in certain countries including France, pricing negotiations. Further information on estimates is provided under the section below headed, “Critical Accounting Estimates”.
Collaboration revenue
Historically, collaboration revenue arose under our collaboration agreements with Genentech and Lilly and consisted of non-refundable upfront payments, development milestone payments as well as reimbursement of certain research and development expenses. Our collaboration agreement with Lilly was terminated in 2022 and in February 2023, we and Genentech agreed to wind down the co-funding arrangements and clinical trial for IMC-C103C. We could be eligible to receive development and commercial milestone payments and royalties from Genentech on any sales of MAGE-A4 HLA-A02 targeted products arising under the Genentech collaboration. As of December 31, 2023, we determined our performance obligation under the collaboration with Genentech was complete.

Operating Expenses
Cost of revenue from sale of therapies
Cost of revenue from sale of therapies represents production costs including raw materials, external manufacturing costs, and other costs incurred in bringing inventories to their location and condition prior to sale. Cost of revenue from sale of therapies may also include costs related to manufacturing losses and excess or obsolete inventory costs. Overheads and internal costs of revenue from sale of therapies are minimal under our manufacturing arrangements. Due to the low costs involved in manufacturing KIMMTRAK, cost of revenue from sale of therapies is currently not material, and while these costs are expected to increase in future periods as inflationary pressures increase, we do not expect such costs to be material for the foreseeable future.
Research and development expenses
Research and development ("R&D") expenses consist primarily of costs incurred for current or planned investigations undertaken with the prospect of gaining new scientific or technical knowledge and understanding and consist primarily of personnel-related costs, including salaries and share-based compensation expense, costs associated with clinical trial activities undertaken by contract research organizations ("CROs"), and external manufacturing costs associated with R&D undertaken by contract manufacturing organizations ("CMOs"), laboratory consumables, internal clinical trial expenses, payments for purchased rights and milestones in connection with third-party in-process R&D agreements, costs associated with maintaining laboratory equipment, costs associated with our R&D facilities, including a reasonable allocation of overhead costs, and reductions from expenses for R&D tax credits. R&D expenses are expensed as incurred, although the timing of expense recognition can vary with contractual and payment terms in order to determine when services are received.
R&D expenses incurred with external organizations to undertake R&D activities on our behalf typically relate to clinical programs and are assigned to the individual programs in tables further below. However, for certain preclinical programs and other research spend incurred externally, such spend is not assigned to individual programs. Internal R&D expenses primarily relate to personnel-related costs, facilities, information technology used in R&D activities and laboratory consumables. Due to the cross functional expertise of our people, it is not possible to provide a breakdown of internal costs by program.
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
Research and development tax credits
As a company that carries out extensive R&D activities, we benefit from the U.K. R&D tax regime. For the periods ending December 31, 2024, 2023 and 2022 we claimed credits under the Research and Development Expenditure Credit ("RDEC") program and these credits are presented as a reduction to R&D expenses. For the period ending December 31, 2022, we also benefited from the Small and Medium-sized Enterprise, ("SME") R&D tax relief program.
Under the SME program, the trading losses that arise from our qualifying R&D activities can be surrendered for a cash rebate of up to 33.35% of qualifying expenditure incurred prior to April 1, 2023, and up to 18.6% of qualifying expenditure incurred thereafter. We exceeded the size limit thresholds to qualify as a “small or medium-sized enterprise” as defined for the purposes of the SME program in 2023, and may therefore, unless we once again fall within such thresholds, cease to be eligible to claim U.K. R&D tax credits under the SME program with effect from 2023.

Under the RDEC program, tax credits for qualifying R&D expenses incurred prior to April 1, 2023 are granted at a headline rate of 13% and can generate cash rebates of up to 10.5% of qualifying R&D expenses. The headline rate under the RDEC program increased from 13% to 20% on April 1, 2023 and can generate cash rebates of up to 15% (increased from 10.5%) on qualifying R&D expenses incurred from this date.
Recent amendments to the U.K. R&D tax credit regime introduced restrictions on the tax relief that can be claimed for expenses incurred on subcontracted R&D activities or externally provided workers, where such subcontracted activities are not carried out in the United Kingdom or such workers are not subject to U.K. payroll taxes, subject to limited exceptions.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses consist primarily of personnel-related costs, including salaries and share-based compensation expense, for selling, corporate and other administrative and operational functions including finance, legal, human resources, commercial-related expenses, information technology, as well as a proportion of facility-related costs.
In order to support our continued commercialization and global expansion of KIMMTRAK and our substantial increase in planned R&D expenses, and operating as a public company, we expect that we will continue to incur significant selling, distribution, commercial, accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as investor and public relations expenses. Additionally, if and as we receive further regulatory approvals of product candidates, we anticipate an increase in personnel-related costs and expenses in connection with our commercial operations. We have experienced, and may continue to experience, increased personnel-related costs attributable to offering and maintaining competitive salaries and other impacts due to global inflation.
Interest income
Interest income arises on cash balances and short-term money market funds. Our interest income may fluctuate depending on the movement of interest rates and our total amount of cash and cash equivalents.
Interest expense
Interest expense represents costs under our interest-bearing loans and borrowings under the effective interest method and the loss on extinguishment of loans we have repaid in the period.
Foreign currency (loss) gain
The (loss) gain arises on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, including our cash and cash equivalents.
Other income (expense), net
Other income (expense), net consists primarily of unrealized gains (losses) resulting from the change in fair value of our marketable securities and also includes loan and borrowing costs and other items.
Income tax benefit (expense)
We are subject to corporate taxation in the United Kingdom and our wholly-owned subsidiaries are subject to corporate taxation in the United States, Ireland and Switzerland. Due to the nature of our business and on a consolidated basis, we have generated losses since inception. Our income tax benefit (expense) represents the sum of income taxes payable in the United States, Ireland and Switzerland, offset by deferred tax credits arising on deferred tax assets generated.
Unsurrendered tax losses are carried forward to be offset against future taxable profits. After accounting for tax credits receivable, there were accumulated tax losses available for carry forward in the United Kingdom of $277.4 million as of December 31, 2024. A full valuation allowance is recognized in respect of accumulated tax losses and other temporary differences in the United Kingdom because future profits are not sufficiently certain. A deferred tax asset is, however, recognized in respect of the subsidiary in the United States, relating to unused tax credits on share-based compensation expense and other temporary differences on the basis that we expect to continue generating U.S. taxable income against which deductible temporary differences can unwind.

As we begin to generate significant net revenue from sale of therapies, we may benefit from the U.K.’s “patent box” regime, which allows profits attributable to revenues from patents or patented products to be taxed at a lower rate than other revenue. The effective rate of tax for relevant streams of revenue for companies receiving this relief is 10%.
Comparison of the Years ended December 31, 2024 and 2023
Revenue
The following table summarizes our total revenue (in thousands):

	Year ended December 31,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
Revenue from sale of therapies, net	$309,989	$238,735	$71,254	30%
Collaboration revenue	213	10,693	(10,480)	(98)%
Total revenue	$310,202	$249,428	$60,774	24%
Revenue from sale of therapies, net
Revenue from sale of therapies, net is presented by country / region based on location of the end customer below (in thousands):

	Year ended December 31,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
United States	$226,687	$169,791	$56,896	34%
Europe	73,224	67,628	5,596	8%
International	10,078	1,316	8,762	666%
Revenue from sale of therapies, net	$309,989	$238,735	$71,254	30%
For the year ended December 31, 2024, we generated net revenue from sale of therapies of $310.0 million due to the sale of KIMMTRAK, of which $226.7 million was in the United States, $73.2 million in Europe (including the impact of a net increase in estimated reserves related to prior periods of $18.1 million) and $10.1 million in International. Revenue from the sale of therapies, net increased in the year ended December 31, 2024 as compared to December 31, 2023, due primarily to increased volume in the United States and global country expansion, as we continued our commercialization efforts.
Collaboration revenue
Revenue from collaboration agreements decreased by $10.5 million to $0.2 million in the year ended December 31, 2024, compared to $10.7 million for the year ended December 31, 2023. This decrease was due to our February 2023 agreement with Genentech, under the terms of our Genentech Collaboration, to close the Phase 1 clinical trial and for the parties to fulfill the remaining obligations in relation to the trial.

R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Year ended December 31,
	2024	2023	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$90,377	$54,761	$35,616	65%
Tebentafusp programs	31,166	16,024	15,142	94%
Infectious disease programs	6,662	5,111	1,551	30%
All other external clinical and pre-clinical costs	23,747	23,215	532	2%
Total external R&D expenses	151,952	99,111	52,841	53%
Internal R&D expenses:
Salaries and other employee-related costs	43,706	38,182	5,524	14%
Share-based compensation expense	7,771	6,467	1,304	20%
All other internal R&D costs	28,328	26,074	2,254	9%
U.K. R&D tax credits	(9,606)	(6,289)	(3,317)	53%
Total internal R&D expenses	70,199	64,434	5,765	9%
Total R&D expenses	$222,151	$163,545	$58,606	36%
For the year ended December 31, 2024, our R&D expenses were $222.2 million, as compared to $163.5 million for the year ended December 31, 2023.
For the year ended December 31, 2024, our external R&D expenses increased by $52.8 million. This was driven by an increase of $35.6 million in expenses incurred for our PRAME programs as a result of the initiation of our registrational Phase 3 PRISM-MEL-301 clinical trial, scale-up of manufacturing and increase in the number of patients in combination expansions in our brenetafusp Phase 1/2 clinical trial. R&D expenses incurred for our tebentafusp programs increased by $15.1 million primarily due to the progression of the advanced cutaneous melanoma ("TEBE-AM") and ATOM Phase 3 clinical trials.
For the year ended December 31, 2024, our internal R&D expenses increased by $5.8 million. This was primarily due to an increase of $5.5 million in salaries and other employee-related costs as our average number of employees and associated personnel costs increased with the growth of our clinical and preclinical programs, and an increase of $2.3 million in other internal R&D costs related to higher information technology and facilities costs. These cost increases were partially offset by an increase in the U.K. R&D tax credits of $3.3 million in 2024, primarily due to an increase in eligible U.K. R&D expenses.
We expect our R&D expenses to increase in future periods as we advance our trials and further develop our clinical and preclinical pipeline.

SG&A Expenses

The following table summarizes our SG&A expenses (in thousands):

	Year ended December 31,
	2024	2023	Increase / (decrease)	% Increase / (decrease)

Salaries and other employee-related costs	$48,739	$36,202	$12,537	35%
Selling and commercial costs	48,772	52,436	(3,664)	(7%)
Share-based compensation expense	26,419	26,002	417	2%
Other administrative expenses	31,851	29,855	1,996	7%
Total SG&A expenses	$155,781	$144,495	$11,286	8%
For the year ended December 31, 2024, our SG&A expenses were $155.8 million, compared to $144.5 million for the year ended December 31, 2023, an increase of $11.3 million. Salaries and other employee-related costs increased by $12.5 million during the year ended December 31, 2024, due to the internalization of our U.S. sales force in the fourth quarter of 2023. Prior to this, these costs were outsourced and included in selling and commercial costs. In addition, there was an increase in the number of employees in business support functions to support our growing pipeline and global commercial expansion. Other administrative expenses increased by $2.0 million in the year ended December 31, 2024, due primarily to higher information technology and facilities costs.
Interest Income and Interest Expense
For the year ended December 31, 2024, interest income was $25.6 million compared to $18.0 million for the year ended December 31, 2023. This increase of $7.6 million reflects higher levels of cash and cash equivalents held in 2024 relative to 2023 due primarily to the net cash proceeds from the Notes issued in February 2024 and increases in interest rates earned on our cash and cash equivalents balances. For the year ended December 31, 2024, interest expense was $18.8 million compared to $5.2 million for the year ended December 31, 2023 and the increase was primarily related to interest arising on the Notes and the loss on extinguishment of our Pharmakon Loan Agreement of $3.9 million in 2024.
Foreign Currency (Loss) Gain
For the year ended December 31, 2024, foreign currency loss was $3.4 million compared to a loss of $13.2 million for the year ended December 31, 2023. This change of $9.8 million mainly related to the company holding a greater portion of its cash and cash equivalents and marketable securities within a U.S. dollar denominated entity.
Other Income (Expense), Net
For the year ended December 31, 2024, other income, net was $14.2 million compared to other expense, net of $0.9 million for the year ended December 31, 2023. The change is primarily related to the unrealized gains resulting from the change in fair value of our marketable securities, which were purchased in 2024.
Income Tax Benefit (Expense)
For the year ended December 31, 2024, the income tax benefit amounted to $1.9 million compared to a benefit of $5.6 million for the year ended December 31, 2023. This change of $3.7 million relates to an increase in the tax charge in the US, offset by a valuation allowance release in 2023 related to US stock compensation.
Liquidity and Capital Resources
Sources of Liquidity
Although we have recorded revenue from the sale of therapies in the year ended December 31, 2024, we have continued to incur operating losses and cumulative negative cash flows from our operations since our inception. We have an accumulated deficit of $795.8 million as of December 31, 2024.

Since our inception, we have funded our operations primarily with proceeds from sales of equity securities, product sales, debt financing, and historical payments from collaboration partners. As of December 31, 2024 and 2023, we had cash and cash equivalents of $455.7 million and $442.6 million, respectively, and marketable securities of $364.6 million and $0, respectively.
In September 2022, we entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may issue and sell ADSs, each representing one ordinary share, having an aggregate offering price of up to $250 million, from time to time, in one or more at-the-market offerings, for which Jefferies will act as sales agent and/or principal. The at-the-market facility has been registered under the Securities Act pursuant to our Registration Statement on Form S-3ASR (File No. 333-278120). As of December 31, 2024, no issuances or sales had been made pursuant to the Sales Agreement.
In February 2024, we completed a private offering of $402.5 million aggregate principal amount of the Notes. Our net proceeds from the offering of the Notes were $389.1 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Notes are senior, unsecured obligations of the Company and will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. The Notes will accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024, at a rate of 2.50% per year. Part of the proceeds were used to repay in full loans outstanding under our loan agreement with Pharmakon (the “Pharmakon Loan Agreement”).
In November 2024, we paid $52.1 million to prepay in full the loans outstanding under the Pharmakon Loan Agreement with a maturity of November 8, 2028, consisting of $50.0 million principal, $0.5 million accrued interest and $1.6 million attributable to a prepayment premium and other expenses payable pursuant to the Pharmakon Loan Agreement.
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our lease obligations and supplier purchase commitments in the normal course of business.
Cash Flows
As of December 31, 2024, we had cash and cash equivalents of $455.7 million, as compared to $442.6 million as of December 31, 2023 and we also have marketable securities of $364.6 million as of December 31, 2024 as compared to $0 as of December 31, 2023. Our working capital was $717.7 million as of December 31, 2024 as compared to $389.8 million as of December 31, 2023.
The following table summarizes the primary sources and uses of cash for each period presented (in thousands):

	Year ended December 31,
	2024	2023
Cash and cash equivalents at beginning of the year	$442,626	$402,472
Net cash provided by operating activities	26,061	2,940
Net cash used in investing activities	(355,129)	(5,425)
Net cash provided by financing activities	343,881	34,346
Net foreign exchange difference on cash held	(1,708)	8,293
Cash and cash equivalents at end of the year	$455,731	$442,626

Net cash provided by our operating activities was $26.1 million for the year ended December 31, 2024, compared to $2.9 million for the year ended December 31, 2023. The increase of $23.1 million was due to increased revenue related to KIMMTRAK and favorable working capital movements driven by higher accrued expenses relating to timing of rebate payments, partly offset by increases in R&D expenses primarily related to clinical trial costs in the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Net cash used in investing activities was $355.1 million for the year ended December 31, 2024, compared to $5.4 million for the year ended December 31, 2023. The net cash used in investing activities increased for the year ended December 31, 2024 due to purchases of marketable securities of $350.0 million.

Net cash provided by our financing activities during the year ended December 31, 2024 was $343.9 million as compared to $34.3 million for the year ended December 31, 2023. The increase of $309.5 million was the result of the net cash proceeds of $389.1 million from the offering of the Notes after deducting issuance costs of $13.4 million, partially offset by the $52.1 million Pharmakon loan repayment.
Future Capital Requirements
Since our inception, we have incurred significant losses due to our substantial R&D and SG&A expenses. We have an accumulated deficit of $795.8 million as of December 31, 2024. We expect to continue to incur significant losses in the foreseeable future and expect our expenses to increase in connection with our ongoing activities, particularly as we continue to commercialize KIMMTRAK in additional territories, continue our research and development programs and the advancement of our product candidates through preclinical and clinical development, and seek regulatory approval and pursue commercialization of any approved product candidates.
Our expenses will also increase if, and as, we:
•pursue further approval and commercialization of KIMMTRAK in additional indications and territories;
•continue to advance the development of our clinical trials and pre-clinical programs;
•continue to invest in our soluble TCR platforms to conduct research to identify novel technologies;
•change or add additional suppliers;
•add additional infrastructure to our quality control, quality assurance, legal, compliance and other groups to support our operations as we progress product candidates toward commercialization;
•seek to attract and retain skilled personnel;
•create additional infrastructure to further support our operations as a public company listed in the United States and our product development and planned future commercialization efforts;
•seek marketing approvals and reimbursement for our other product candidates;
•further develop a sales, marketing and distribution infrastructure to further commercialize any products for which we may obtain marketing approval;
•seek to identify and validate additional product candidates;
•acquire or in-license other product candidates and technologies;
•maintain, protect, defend, enforce and expand our intellectual property portfolio; and
•experience any delays, interruptions or encounter issues with any of the above, including any delays or other impacts as a result of the war in Ukraine, the conflict in the Middle East, global geopolitical tension, worsening macroeconomic conditions, including supply chain disruptions, fluctuations in interest rates, rising inflation, and tariffs, or health epidemics or pandemics.
Since our inception, we have raised funds from sales of equity securities, debt financing, revenue from sale of therapies and collaboration agreements. In order to maintain such levels of expenditure and our anticipated expenditure, we may raise further funds by exploring debt or equity financing, or potentially further collaborations, in the future. The amount we are able to raise from these options can vary with market conditions, including the impacts of macroeconomic conditions such as supply chain disruptions, fluctuations in interest rates and volatility in the capital markets, and our longer term strategy as a company is dependent on our ability to successfully raise such funding. Moreover, we have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

We held cash and cash equivalents of $455.7 million and marketable securities of $364.6 million as of December 31, 2024. Based on our current operating plans, we expect that our existing cash and cash equivalents and marketable securities balances, along with anticipated revenue from KIMMTRAK and the cash proceeds from our February 2024 Notes offering, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Given our need for additional financing to support the long-term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:
•the progress, timing, scope and costs of our clinical trials, including the ability to timely initiate clinical sites, enroll subjects and manufacture soluble bispecific TCR product candidates for our ongoing, planned and potential future clinical trials;
•the time and costs required to perform R&D to identify and characterize new product candidates from our research programs;
•the time and cost necessary to obtain regulatory authorizations and approvals that may be required by regulatory authorities to execute clinical trials or commercialize our products;
•the amount of sales and other revenues from KIMMTRAK in the United States, Europe, and other regions, if approved;
•our ability to successfully commercialize our other product candidates;
•our ability to have clinical and commercial products successfully manufactured consistent with FDA, regulations of the EU and other authorities’ regulations;
•the amount of sales and other revenues from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;
•the sales and marketing costs associated with commercializing our products, if approved, including the cost and timing of building our marketing and sales capabilities;
•the cost of building, staffing and validating our manufacturing processes, which may include capital expenditure;
•the continued costs of operating as a public company;
•the time and cost necessary to respond to technological, regulatory, political and market developments;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•the costs, associated with, and terms and timing of, any future any potential acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish; and
•the inability of clinical sites to enroll patients as healthcare capacities are required to cope with natural disasters, epidemics or other health system emergencies.
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
Contractual Obligations
Leases and manufacturing
As part of our ongoing operations, we have material contractual lease obligations over expected lease terms of several years and expiry dates extending to 2043 primarily for our most significant facilities in the United Kingdom. These obligations and potential obligations could result in payments of up to $65.6 million. The majority of such payments represent longer-term commitments as outlined in the notes to our consolidated financial statements. The lease agreements are cancellable assuming certain conditions are met prior to expiry. We expect to continue to incur expenses for such leases for the foreseeable future. As we continue to grow, launch further products or expand our operations in other countries, we may determine that it is necessary to enter into further lease agreements, which would further increase our cash outflows. Further obligations or commitments in the near term relate to our capital expenditure requirements for the purpose of improving our leased facilities. If we continue to grow, such commitments may become significant in value.
We have a number of existing manufacturing obligations, some of which relate to the manufacture of KIMMTRAK. We have similar obligations related to our earlier stage programs. These obligations and potential obligations could result in payments of up to $27.7 million, and are expected to increase as we continue to advance the development of our brenetafusp program in 2024 and beyond. While we have already incurred costs for commercial launches of KIMMTRAK in the United States, Europe and other territories, additional manufacturing obligations may arise in future in relation to product sales in these territories. We have also entered into third-party agreements relating to marketing and distribution of KIMMTRAK. The majority of such obligations have standard payment terms, and our level of non-cancellable commitments with such parties is not considered material. To meet demand, we may amend or enter into further agreements with CMOs or other parties which could cause our cash requirements to increase. While receipts from the sale of KIMMTRAK or other future products may fund our ongoing manufacturing and sales efforts, there can be no assurance that we will earn such revenues. In the longer term, if we received regulatory approval for our other product candidates, we would expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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
On February 2, 2024, we completed a private offering of $402.5 million aggregate principal amount of the Notes, including the exercise in full of the initial purchasers’ option to purchase up to an additional $52.5 million principal amount of Notes. Our net proceeds from the offering of the Notes were $389.1 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Notes are senior, unsecured obligations of the Company and will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. The Notes will accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024, at a rate of 2.50% per year.
On November 8, 2024, we repaid in full the loan outstanding under the Pharmakon Loan Agreement, terminating all obligations. Further details regarding the termination of this loan facility are provided in the notes to our consolidated financial statements.
Our Key Collaboration Agreements
BMS Collaboration

In February 2024, we entered into a clinical trial collaboration and supply agreement with BMS (the "BMS Agreement") to investigate our ImmTAC bispecific TCR candidate targeting PRAME HLA-A*02:01, brenetafusp (previously IMC-F106C), in combination with BMS’s nivolumab, in first-line advanced cutaneous melanoma. Under the terms of the BMS Agreement, we are sponsoring and funding the registrational Phase 3 clinical trial of brenetafusp in combination with nivolumab in first-line advanced cutaneous melanoma (PRISM-MEL-301), and BMS is providing nivolumab. No monetary consideration is transferred as a result of the BMS Agreement.

Gadeta Collaboration
In December 2022, we entered into a collaboration, option and license agreement, (the “Gadeta Collaboration”), with Gadeta B.V., (“Gadeta”), which was acquired by Clade Therapeutics, (“Clade”), in October 2023. Under the Gadeta Collaboration, we collaborated on ‘201 γδ-TCR target discovery, and we had the option to develop ImmTAC therapies derived from the ‘201 TCR. Following the acquisition of Gadeta by Clade, the rights under the Gadeta Collaboration were transferred to a newly established entity called Ateda Therapeutics, (“Ateda”). Our rights and obligations under the terms of the Gadeta Collaboration did not alter through this transfer. In April 2024, Clade was acquired by Century Therapeutics. Our rights and obligations under the Gadeta Collaboration were not affected by the acquisition. In December 2024, we elected not to exercise the option to develop ImmTAC therapies derived from the ‘201 TCR, bringing to an end any payment obligations related to such activities. Under the surviving license terms, We retain the right to develop therapies directed to the target recognized by the ‘201 TCR provided such therapies are not derived from the ‘201 TCR. Should we elect to develop such therapies, then the defined milestones and royalties may be owed to Ateda. We have incurred amounts totaling $2.8 million under the Gadeta Collaboration as of December 31, 2024.
Critical Accounting Estimates
Our consolidated financial statements as of December 31, 2024 and 2023, and for the years ended 2024, 2023 and 2022 have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make judgements, estimates and assumptions that affect the value of assets and liabilities—as well as contingent assets and liabilities—as reported on the balance sheet date, and revenues and expenses arising during the fiscal year.
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
Judgment is also required in determining expected rebate percentages for the amount of net revenue from sale of therapies in France. Rebates payable are subject to a high degree of estimation uncertainty. Our estimate of these rebates represents the difference between the expected agreed price for the commercial sale of KIMMTRAK in France, which is subject to negotiation, and the initial price of tebentafusp and KIMMTRAK until this price is agreed. Analysis of further legislative requirements, sales volumes and the expected benefit of KIMMTRAK to patients in France is also required in the assessment of rebates payable. We apply judgement to assess internal targets, pricing information of other therapies approved for sale in France, information obtained from price negotiations of KIMMTRAK in other countries, and information connected with KIMMTRAK’s safety profile when forming our estimated rebate deduction from revenue. For other European markets, where the price is open to negotiation, judgements are made in line with expected pricing outcomes.
Our total accrued revenue deductions as of December 31, 2024 were $110.9 million, including amounts of $103.9 million for the critical estimates subject to greater estimation uncertainty and judgments described above. These are included within Accrued expenses and other current liabilities in the Consolidated Balance Sheet as of December 31, 2024.
A 20% increase or decrease in estimates of expected rebate and chargeback percentages for amounts payable to governments or government agencies for the critical estimates described above would have resulted in a $20.8 million reduction or increase, respectively, in revenue from sale of therapies, net reported in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. We believe our expected values of accruals reported in the Consolidated Balance Sheet are materially appropriate; however, due to the uncertainties and judgements outlined above, it is possible eventual amounts could significantly differ to these estimates. For critical estimates reported at the end of December 31, 2023 where the uncertainty remains unresolved, additional information in the year ended December 31, 2024, resulted in a change in estimate of an additional $18.1 million of net increase to our total accrued revenue deductions as of December 31, 2024.
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
In February 2024, we completed a private offering of $402.5 million aggregate principal amount of convertible senior notes (the "Notes"), which mature on February 1, 2030, unless earlier converted, redeemed, or repurchased. The Notes accrue interest payable semiannually at a fixed rate of 2.50% per annum, commencing August 1, 2024. Issuance costs and lender fees totaling $13.4 million are being amortized as interest expense at an effective rate of 3.06% over the life of the Notes. Given the fixed interest rate, the Company is not subject to interest rate risk with respect to these Notes. However, changes in market interest rates could affect the fair value of the Notes and the price of our ADSs, influencing the decision of noteholders to convert their Notes.
We are currently not subject to interest rate risks related to any other liabilities shown in the Consolidated Balance Sheets.
Currency Risk
Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to fluctuations in value of foreign currency cash and cash equivalents balances held by our main operating subsidiary in the United Kingdom, our operating activities in foreign subsidiaries, and outsourced supplier agreements denominated in currencies other than functional currency. We minimize foreign currency risk by maintaining cash and cash equivalents of each currency at levels sufficient to meet foreseeable expenditure to the extent practical.
Our cash and cash equivalents were $455.7 million and $442.6 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, 86% of our cash and cash equivalents were held by our U.K. subsidiary, of which 52% were denominated in U.S. dollars, 34% were denominated in pounds sterling and 14% were denominated in euros. All of our marketable securities were held in our U.K. parent company and were denominated in U.S. dollars. The significant remainder of our cash and cash equivalents are held in the United States and denominated in U.S. dollars. Changes in exchange rates had an impact on U.S. dollar balances held by our main operating subsidiary in the U.K., which resulted in foreign exchange gains and losses in the Consolidated Statements of Operations and Comprehensive Loss due to the appreciation and depreciation of the subsidiary’s U.S. dollars in pounds sterling terms. Further movements in exchange rates or returns to previous exchange rate levels have caused, and may continue to cause, material fluctuations or equivalent losses in the Consolidated Statements of Operations and Comprehensive Loss.
A five percentage point increase in exchange rates would reduce the carrying value of net financial assets and liabilities held in foreign currencies as of December 31, 2024 by $6.5 million and as of December 31, 2023 by $6.0 million. A five percentage point decrease in exchange rates would increase the carrying value of net financial assets and liabilities held in foreign currencies at December 31, 2024 by $6.5 million and as of December 31, 2023 by $6.0 million.

Credit Risk
We are exposed to credit risk from our operating activities, primarily accounts receivable, cash and cash equivalents, and marketable securities held with banks and financial institutions. Cash and cash equivalents and marketable securities are maintained with high-quality financial institutions in the United Kingdom and United States. We are also potentially subject to concentrations of credit risk in our accounts receivable with respect to amounts owed by a limited number of entities comprising our customer base. Our exposure to credit losses is low, however, owing largely to the credit quality of our distributors, collaboration partners, and other customers, the significant majority of which are considerably larger than us.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2024 based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2024 was effective.

Our independent registered public accountant, Deloitte LLP, who audited the consolidated financial statements as of and for the year ended December 31, 2024 included in this annual report, have audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Deloitte LLP’s report is included below.
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Immunocore Holdings plc:
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Immunocore Holdings plc and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
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
February 26, 2025

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Insider Trading Arrangements
During the three months ended December 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
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
We have also adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
PART IV
Item 15.    Exhibits and Financial Statement Schedules

		Incorporation by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filing Date
3.1	Articles of Association of Immunocore Holdings plc	10-Q	001-39992	3.1	August 8, 2024

4.1	Deposit Agreement	20-F	001-39992	2.2	March 25, 2021

4.2	Form of American Depositary Receipt (included in Exhibit 4.1)	20-F	001-39992	2.3	March 25, 2021

4.3	Description of Registered Securities	20-F	001-39992	2.4	March 25, 2021

4.4	Indenture, dated as of February 2, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39992	4.1	February 2, 2024

4.5	Form of Global Note, representing the Company’s 2.50% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-39992	4.2	February 2, 2024

10.1	Subscription Agreement between the Registrant and the Bill & Melinda Gates Foundation, dated February 3, 2021	F-1/A	333-252166	4.3	February 3, 2021

10.2	Amended and Restated Global Access Commitments Agreement, dated as of March 2, 2020, between the Registrant and the Bill & Melinda Gates Foundation	F-1	333-252166	10.11	January 15, 2021

10.3†	First Amendment to the Amended and Restated Global Access Commitments Agreement, dated as of February 3, 2021, between the Registrant and the Bill & Melinda Gates Foundation	F-1/A	333-252166	10.12	February 3, 2021

10.4	Lease, dated as of March 28, 2017, between the Registrant and MEPC MILTON PARK NO. 1 LIMITED and MEPC MILTON PARK NO. 2 LIMITED, on behalf of MEPC Milton LP	F-1	333-252166	10.13	January 15, 2021

10.5	Lease, dated as of December 28, 2017, between the Registrant and MEPC MILTON PARK NO. 1 LIMITED and MEPC MILTON PARK NO. 2 LIMITED, on behalf of MEPC Milton LP	F-1	333-252166	10.14	January 15, 2021

10.6	Lease, dated as of March 28, 2017, between the Registrant and MEPC MILTON PARK NO. 1 LIMITED and MEPC MILTON PARK NO. 2 LIMITED, on behalf of MEPC Milton LP	F-1	333-252166	10.15	January 15, 2021

10.7†	Assignment and Exclusive License, dated as of January 28, 2015, between the Registrant and Adaptimmune Limited	F-1	333-252166	10.16	January 15, 2021

10.8#	Employment Agreement between the Registrant and Bahija Jallal, Ph.D., dated January 29, 2021	F-1	333-252166	10.18	January 15, 2021

10.9#*	Employment Agreement between the Registrant and Travis Coy, dated December 31, 2024

10.10#	Employment Agreement between the Registrant and David Berman, MD., Ph.D., dated January 29, 2021	10-K	001-39992	10.13	February 28, 2024

10.11#	Employment Agreement between the Registrant and Tina St Leger, dated August 2, 2021	10-K	001-39992	10.14	February 28, 2024

10.12	Form of Deed of Indemnity between the Registrant and each of its directors	F-1	333-252166	10.1	January 15, 2021

10.13	Form of Deed of Indemnity between the Registrant and each of its executive officers	F-1	333-252166	10.2	January 15, 2021

10.14	Immunocore Holdings plc 2021 Equity Incentive Plan. and Non-Employee Sub Plan to the Immunocore Holdings plc 2021 Equity Incentive Plan	20-F	001-39992	4.20	March 25, 2021

10.15	Sales Agreement, dated as of September 9, 2022, by and between the Company and Jefferies LLC	6-K	001-39992	1.1	September 9, 2022

10.16	Registration Rights Agreement, dated May 28, 2024, by and among the Company and 667, L.P. and Baker Brothers Life Sciences, L.P.	8-K	001-39992	10.2	May 28, 2024

10.17#*	Form of Restricted Share Unit Agreement under 2021 Equity Incentive Plan

19.1*	Amended and Restated Insider Trading and Window Period Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte LLP

23.2*	Consent of KPMG LLP

24.1*	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).

31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Immunocore Holdings plc Incentive Compensation Recoupment Policy	10-K	001-39992	97.1	February 28, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**This certification is deemed furnished, not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
†Certain portions of this exhibit (indicated by asterisks) have been redacted in accordance with Regulation S-K, Item 601(b)(10).
#Indicates a management contract or any compensatory plan, contract or arrangement.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCORE HOLDINGS PLC

	By:	/s/ Bahija Jallal
Bahija Jallal, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2025

POWER OF ATTORNEY
Each of the undersigned officers and directors of Immunocore Holdings plc, hereby constitutes and appoints Bahija Jallal and Travis Coy, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on February 26, 2025 on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE	DATE

/s/ Bahija Jallal, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Bahija Jallal, Ph.D.

/s/ Travis Coy	Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Travis Coy

/s/ John Goll	SVP, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
John Goll

/s/ Professor Sir John Bell	Chairman of the Board of Directors	February 26, 2025
Professor Sir John Bell

/s/ Roy S. Herbst, M.D., Ph.D.	Director	February 26, 2025
Roy S. Herbst, M.D., Ph.D.

/s/ Siddharth Kaul	Director	February 26, 2025
Siddharth Kaul

/s/ Mr. Ranjeev Krishana	Director	February 26, 2025
Mr. Ranjeev Krishana

	Director	February 26, 2025
Dr. William Pao, M.D., Ph.D.

/s/ Robert Perez	Director	February 26, 2025
Robert Perez

/s/ Kristine Peterson	Director	February 26, 2025
Kristine Peterson

/s/ Professor Sir Peter Ratcliffe	Director	February 26, 2025
Professor Sir Peter Ratcliffe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Immunocore Holdings plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Immunocore Holdings plc and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue from sale of therapies, net – Deductions for government rebates — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
As more fully disclosed in the Significant Accounting Policies note to the financial statements, the Company recognizes revenue from sale of therapies at the net sales price, which includes deductions for which reserves are established. These deductions include rebates, chargebacks, levies and product returns.

Government rebates are provided in relation to programs in certain jurisdictions in which the Company operates. In certain of these jurisdictions, particularly in newer markets where there is less history of rebate claims, management is required to make significant assumptions and judgments to estimate the government rebate claims related to sales in the respective geographies. These assumptions and judgements include:
(1)pricing in geographies where negotiations are ongoing with the respective governments;
(2)amounts where the government has the potential to clawback additional costs based on volume of sales, government budgets or through renegotiation of pricing; and
(3)future claims yet to be received, related to products sold in the reporting period.
These estimates include consideration of internal forecasts of the patient and distributor mix, information obtained from historic claims received and other industry data, and external health coverage statistics.
We identified deductions and accrual for government rebates in certain jurisdictions where there is less history of rebate claims as a critical audit matter given the complexity involved in determining the significant assumptions and judgments used in estimating the anticipated government rebate claims, which in turn led to a high degree of auditor professional judgment and increased extent of audit effort in auditing such estimates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the government rebates, included the following, among others:
-We tested the effectiveness of controls over management’s processes to account for the deductions associated with government rebates, including controls over determining the underlying assumptions and key inputs into the Company’s process to calculate government rebate adjustments.
-We inspected contractual documents and communications with government agencies and third party advisors associated with the government rebates, and evaluated the consistency of the estimation methodology with the Company’s obligations under such contractual documents and communications.
-We tested the mathematical accuracy of the Company’s calculation of the estimates for government rebates.
-We evaluated whether the accounting treatment for the anticipated government rebate claims is consistent with the relevant accounting standard, ASC 606 Revenue Recognition.
-We performed the following procedures to evaluate the significant assumptions and judgments used by management to estimate the government rebate claims:
(i)stress tested certain assumptions and subjective inputs for the government rebates to evaluate the impact on the estimate;
(ii)evaluated management's estimates by using a combination of internal and third-party data, and insights from pricing experts to develop our own independent estimates; and
(iii)assessed whether the actual rebate payments made in the year were in line with the relevant contractual terms.

/s/ Deloitte LLP
Cambridge, United Kingdom
February 26, 2025
We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Immunocore Holdings plc
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows of Immunocore Holdings plc and subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the company and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2009 to 2023.

London, United Kingdom
February 28, 2024, except for Note 13, as to which the date is February 26, 2025.

Immunocore Holdings Plc
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$455,731	$442,626
Marketable securities	364,645	—
Accounts receivable, net	63,009	52,093
Prepaid expenses and other current assets	41,033	29,600
Inventory, net	5,446	4,501
Total current assets	929,864	528,820
Property and equipment, net	10,092	9,215
Operating lease right of use assets, net	37,643	33,520
Deferred tax assets, net	14,790	10,973
Other non-current assets	17,117	14,473
Total assets	$1,009,506	$597,001
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$25,100	$17,798
Accrued expenses and other current liabilities	185,534	119,835
Operating lease liabilities, current	1,547	1,388
Total current liabilities	212,181	139,021
Deferred revenue, non-current	5,434	5,515
Operating lease liabilities, non-current	40,162	35,611
Interest-bearing loans and borrowings	391,013	48,011
Total liabilities	648,790	228,158
Commitments and contingencies (Note 14)

Shareholders’ equity
Ordinary shares (voting and non-voting), £0.002 par value, most recent authority to allot up to a maximum nominal value of £97,454 and £109,355 shares as of December 31, 2024 and 2023, respectively, and 50,064,860 and 49,725,649 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	135	134
Deferred shares, £0.0001 par value, 5,793,501 shares authorized, issued and outstanding as of December 31, 2024 and 2023.	1	1
Additional paid-in capital	1,190,104	1,149,643
Accumulated deficit	(795,761)	(744,674)
Accumulated other comprehensive loss	(33,763)	(36,261)
Total shareholders’ equity	360,716	368,843
Total liabilities and shareholders’ equity	$1,009,506	$597,001
The accompanying notes form an integral part of these consolidated financial statements.

Immunocore Holdings Plc
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Revenue from sale of therapies, net	$309,989	$238,735	$140,687
Collaboration revenue	213	10,693	33,674
Total revenue	310,202	249,428	174,361
Cost and operating expenses:
Cost of revenue from sale of therapies	(2,731)	(1,037)	(1,089)
Research and development expenses	(222,151)	(163,545)	(101,921)
Selling, general and administrative expenses	(155,781)	(144,495)	(123,059)
Loss from operations	(70,461)	(59,649)	(51,708)
Other income (expense):
Interest income	25,618	17,986	3,756
Interest expense	(18,844)	(5,154)	(5,409)
Foreign currency (loss) gain	(3,448)	(13,176)	14,157
Other income (expense), net	14,198	(897)	(1,679)
Net loss before income taxes	(52,937)	(60,890)	(40,883)
Income tax benefit (expense)	1,850	5,603	(11,660)
Net loss	$(51,087)	$(55,287)	$(52,543)
Other comprehensive income (loss):
Exchange differences on translation of foreign operations	2,498	18,412	(24,358)
Total comprehensive loss	(48,589)	(36,875)	(76,901)

Basic and diluted net loss per share	$(1.02)	$(1.13)	$(1.15)
Basic and diluted weighted-average number of shares outstanding	49,991,064	48,888,975	45,714,923
The accompanying notes form an integral part of these consolidated financial statements.

Immunocore Holdings Plc
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Ordinary Shares		Deferred Shares			Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital
At January 1, 2022	43,862,850	$118	5,793,501	$1	$900,745	$(636,844)	$(30,315)	$233,705
Net loss	—	—	—	—	—	(52,543)	—	(52,543)
Other comprehensive loss	—	—	—	—	—	—	(24,358)	(24,358)
Issuance of ordinary shares, net	3,733,333	10	—	—	139,505	—	—	139,515
Exercise of share options	492,163	1	—	—	9,695	—	—	9,696
Share-based compensation expense	—	—	—	—	32,888	—	—	32,888
At December 31, 2022	48,088,346	$129	5,793,501	$1	$1,082,833	$(689,387)	$(54,673)	$338,903
Net loss	—	—	—	—	—	(55,287)	—	(55,287)
Other comprehensive income	—	—	—	—	—	—	18,412	18,412
Exercise of share options	1,637,303	5	—	—	34,341	—	—	34,346
Share-based compensation expense	—	—	—	—	32,469	—	—	32,469
At December 31, 2023	49,725,649	$134	5,793,501	$1	$1,149,643	$(744,674)	$(36,261)	$368,843
Net loss	—	—	—	—	—	(51,087)	—	(51,087)
Other comprehensive income	—	—	—	—	—	—	2,498	2,498
Exercise of share options	339,211	1	—	—	6,265	—	—	6,266
Share-based compensation expense	—	—	—	—	34,196	—	—	34,196
At December 31, 2024	50,064,860	$135	5,793,501	$1	$1,190,104	$(795,761)	$(33,763)	$360,716
The accompanying notes form an integral part of these consolidated financial statements.

Immunocore Holdings Plc
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(51,087)	$(55,287)	$(52,543)
Adjustments for:
Share-based compensation expense	34,190	32,469	32,888
Depreciation	4,204	4,090	5,335
Unrealized foreign exchange losses (gains)	599	13,827	(14,482)
Unrealized gains on marketable securities	(14,577)	—	—
Loss on loan extinguishment	3,853	—	1,686
Non-cash lease expense	1,912	1,647	2,076
Other	1,838	412	(4)
Changes in assets and liabilities:
Increase in accounts receivable	(12,348)	(17,871)	(26,264)
(Increase) decrease in prepayments and other current assets	(11,600)	8,544	(14,694)
Increase in accounts payable	7,272	2,625	4,913
Increase in accrued expenses	71,502	39,088	41,757
Decrease in deferred revenue	(1)	(8,013)	(25,504)
Decrease in operating lease liabilities	(1,648)	(2,226)	(1,782)
Increase in other operating assets	(8,048)	(15,012)	(4,729)
(Decrease) increase in other operating liabilities	—	(1,353)	2,138
Net cash provided by (used in) operating activities	26,061	2,940	(49,209)
Cash flows from investing activities
Proceeds from sale of property, plant and equipment	44	—	6
Purchase of marketable securities	(350,000)	—	—
Purchase of property, plant and equipment	(5,173)	(5,425)	(2,203)
Net cash used in investing activities	(355,129)	(5,425)	(2,197)
Cash flows from financing activities
Proceeds from issue of ordinary shares, net	—	—	139,515
Exercise of share options	6,800	34,346	9,696
Loan repayments	(50,000)	—	(50,000)
Debt prepayments and extinguishments	(2,061)	—	(2,000)
Non-current interest-bearing loan received	402,500	—	50,000
Debt issuance payments	(13,358)	—	(1,769)
Net cash provided by financing activities	343,881	34,346	145,442
Increase in net cash and cash equivalents	14,813	31,861	94,036
Net foreign exchange difference on cash held	(1,708)	8,293	(12,646)
Cash and cash equivalents at beginning of year	442,626	402,472	321,082
Cash and cash equivalents at end of year	$455,731	$442,626	$402,472
Supplemental cash flow information
Cash (paid)/ received for interest, net	(9,235)	5,674	(4,482)
Cash paid for income taxes, net	(510)	(977)	(765)
The accompanying notes form an integral part of these consolidated financial statements.

Immunocore Holdings Plc
Consolidated Notes to the Financial Statements
1. Description of business
Immunocore Holdings plc (collectively with its subsidiaries, the “Company”) is a public limited company incorporated in England and Wales and has the following wholly owned subsidiaries: Immunocore Limited, Immunocore LLC, Immunocore Commercial LLC, Immunocore Ireland Limited, Immunocore GmbH, and Immunocore Nominees Limited with operations based primarily in the United Kingdom and United States. The Company is pioneering and delivering transformative immunomodulating medicines to radically improve outcomes for patients with cancer, infectious diseases and autoimmune diseases. Leveraging its proprietary, flexible, off-the-shelf ImmTAX (Immune mobilizing monoclonal TCRs Against X disease) platform, the Company’s pipeline includes clinical and preclinical programs in oncology, infectious diseases, and autoimmune diseases.
In January and April 2022, the Company received approval from the U.S. Food and Drug Administration ("FDA") and European Commission ("EC"), respectively, for its lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma and has subsequently received approvals in further territories, and the Company continues to launch and seek approvals in additional territories. KIMMTRAK is now approved in 39 countries and the Company has commercially launched the product in the United States, Germany and France, among other territories.
2. Summary of significant accounting policies
Basis of presentation
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") for the fiscal years ended December 31, 2024, 2023, and 2022 and include the financial results of all wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation and the consolidated financial statements are presented in U.S. dollars.
Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions. These judgments, estimates and assumptions affect the reported assets and liabilities as well as income and expenses in the financial period.
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
Existing circumstances and assumptions about future developments, however, may change due to market changes or circumstances arising that are beyond the Company’s control. Actual results could differ from those estimates. Estimates are primarily made in relation to revenue recognition, estimation of operating lease incremental borrowing rates, share-based compensation expense, clinical accruals and deferred tax asset valuation allowances.
Foreign currencies
The reporting currency of the Company is the U.S. dollar. Effective January 1, 2024, the Company’s ultimate parent adopted the U.S. dollar as its functional currency. Prior to January 1, 2024, the functional currency of the Company’s ultimate parent was the British pound sterling. The functional currency of the Company’s ultimate parent and each subsidiary is based on the currency of the economic environment in which they operate. The change in functional currency of the Company’s ultimate parent is due to a change in the economic facts and circumstances of the entity due to the increased exposure to the U.S. dollar primarily as a result of the increased cash flows related to financing and investing activities that are now expected to occur going forward in this entity. The effect of the change in functional currency for the Company’s ultimate parent was applied prospectively in the Consolidated Financial Statements effective January 1, 2024.

Upon consolidation, assets and liabilities of each subsidiary with a functional currency that differs to the Company’s ultimate parent are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates for each reporting period. Translation adjustments are reflected as other comprehensive income (loss).
Revenues
Pursuant to Accounting Standards Codification Topic 606 ("ASC 606"), the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for agreements, the Company performs the following five steps: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
At contract inception, the Company identifies the goods or services promised within each contract, assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.
Revenue from sale of therapies, net
Revenue from sale of therapies, net relates to the sale of KIMMTRAK following marketing approval and the sale of tebentafusp under a compassionate use and an early access program in France up to September 2022. The Company recognizes revenue at the point in time that control transfers to a customer, which is typically on delivery. The Company also operates under consignment arrangements where control passes when the Company’s distributors take KIMMTRAK out of consignment inventory. The amount of revenue recognized under its arrangements reflects the consideration to which the Company expects to be entitled, net of estimated deductions for rebates, chargebacks and product returns. Estimated revenue deductions are updated at the end of each reporting period using the latest available data. The Company considers whether any part of amounts expected to be received should be constrained to ensure that it is probable that a significant reversal in the cumulative revenue recognized will not occur.
Rebates: Rebates consist of Medicaid and other governmental rebates in the U.S. and other similar programs in Europe. These reserves are recorded as a reduction to revenue in the same period the related revenue is recognized. The Company's estimates are based on current pricing and historical data, updated at each reporting period to reflect actual claims received. For markets where the price is open to negotiation, judgements are made in line with expected pricing outcomes.
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
Product returns: The Company estimates the amount of its product sales that may be returned by its customers and records this in the period the related revenue is recognized. The Company bases product return liabilities on quantitative information provided by the Company’s distributors.
The Company’s main customers in the United States and Europe are its distributors. These distributors are invoiced at contractual list prices with standard payment terms typically between one and three months. When the Company has the right to offset chargebacks against accounts receivable and the parties have agreed to settle the payments net, chargebacks are recorded as a reduction in accounts receivable. Other chargebacks, rebates and deductions are recognized in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
In certain countries, the Company’s customers are hospitals and healthcare providers, where KIMMTRAK is sold through an agent acting on the Company’s behalf. Revenue from sale of therapies, net also includes amounts for partnered revenue, which is recognized on delivery and transfer of title to Medison Pharma Ltd ("Medison"), the Company’s exclusive distributor in certain countries outside the United States. From December 31, 2024, we have combined Product revenue, net and Pre-product revenue, net into Revenue from sale of therapies, net in order to simplify our presentation.

Collaboration revenue
The Company analyzes its collaboration agreements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants and are exposed to significant risks and rewards that are dependent on the commercial success of such activities. It was determined that the Company's historical collaboration agreements were not in the scope of ASC 808. The Company concluded that all aspects of the arrangements represented a transaction with a customer, and therefore, were accounted for within the scope of ASC 606. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. An entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The Company determines the units of account within the collaboration agreement utilizing the guidance in ASC 606 to determine which promised goods or services are distinct. In order for a promised good or service to be considered distinct under ASC 606, the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
Under its historical collaboration agreements, the Company granted rights to technology with respect to the development of specified targets and the commercialization of future product candidates for such targets. In addition, the Company was required to perform R&D services, participate on a joint steering committee and the agreements also provided parties with the option to obtain exclusive rights to the associated intellectual property license. The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. The Company determined that these promises represented specialized, combined performance obligations, which were satisfied over time. Further, the Company determined that their collaborators cannot benefit from the intellectual property licenses separately from the R&D activities and participation on the joint steering committee because these services are specialized and rely on the Company’s expertise such that these activities are highly interrelated and therefore not distinct.
The Company estimates the transaction price based on the amount it expects to be entitled to for transferring the promised goods or services in the contract and may include fixed and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payment and the likelihood that the underlying constraint will be released. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.
Revenue is recognized using an estimate of percentage completion which takes into consideration the estimated timelines required to satisfy the performance obligation and the time taken since program nomination.
Deferred revenue
The Company’s deferred revenue as of December 31, 2024 and 2023 is related to a revenue partnership with Medison relating to the supply and distribution of KIMMTRAK and will be classified within revenue from sale of therapies, net in accordance with ASC 606. The Company’s deferred revenue relates to a non-refundable upfront receipt from Medison under an amended agreement entered into in November 2022. The Company determined that this receipt relates to the distribution of KIMMTRAK in South America and assessed that the Company has a single performance obligation to provide KIMMTRAK to Medison for onward sale under an exclusive distribution license. The deferred revenue is expected to be released with the sale of products following regulatory approval in the territory.
Accounts receivable
Accounts receivable includes amounts invoiced or contractually accrued where only the passage of time is required before payment is received under the Company’s revenue arrangements. Such receivables principally relate to KIMMTRAK sales. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses at the end of December 31, 2024 and 2023 were immaterial.

Inventory
Inventory includes KIMMTRAK manufactured for commercial sale, items in the process of being manufactured for sale, and materials to be used in the manufacturing process for such sale. The principal costs in manufacturing the Company’s inventory are raw materials, external manufacturing costs, and other costs incurred in bringing inventory to its location and condition prior to sale.
Inventory is recorded at weighted average cost and presented as an asset in the Consolidated Balance Sheets at the lower of cost and net realizable value. The Company assesses whether an expense should be recognized as a result of writing down inventory values at each reporting period for excess or obsolete inventory at risk of expiry. Such expenses are recorded as a component of Cost of revenue from sale of therapies in the Consolidated Statements of Operations and Comprehensive Loss in the period during which they are first identified.
The Company records inventory costs for potential products within R&D expenses until regulatory approval is considered probable, after which, the Company capitalizes subsequent costs related to the production of inventories. Certain inventory can be used for clinical purposes or for commercial products, and the Company records such items within R&D expenses at the point that the vials are assigned for clinical use.
Cost of revenue from sale of therapies
Cost of revenue from sale of therapies represents production costs including raw materials, external manufacturing costs, and other costs incurred in bringing inventory to its location and condition prior to sale. Overheads and internal costs of revenue from sale of therapies are minimal under the Company's manufacturing arrangements. Cost of revenue from sale of therapies may also include write-off costs and provisions related to excess or obsolete inventory.
Research and development ("R&D") expense
R&D costs are expensed as incurred and include (i) employee-related expenses, including salaries, benefits, travel and share-based compensation expense for employees engaged in R&D functions; (ii) external R&D expenses incurred under arrangements with third parties, such as contract research organization ("CRO") agreements, investigational sites and consultants; (iii) the cost of acquiring, developing and manufacturing clinical study materials, including the cost of consultants and contract manufacturing organization ("CMO"); (iv) costs associated with preclinical and clinical activities and regulatory operations; (v) costs incurred in development of intellectual property, (vi) and depreciation and R&D facilities costs.
The Company estimates accrued expenses at each balance sheet date based on facts and circumstances known at that time. These estimates are based on reviews of open contracts, reports provided by the CROs and CMOs and internal reviews to estimate the level of service performed and the associated cost incurred for those services when the Company has not yet been invoiced or otherwise notified of the actual cost. In accruing clinical trial expenses, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate made, the expense is adjusted accordingly. Where payments made to CROs or other parties exceed the level of services provided, a prepayment is recorded in the Consolidated Balance Sheets.
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

Estimation of fair value requires judgement, including assumptions about the expected term of share-based options and expected volatility, which are used to determine the fair value of the Company’s options granted. The expected term is based on the Company’s assessment of the period within which participants are expected to exercise options, which requires consideration of employee groups, expected employee service, and other internal factors, and the degree to which these are expected to shorten the term of options in comparison to contractual expiry dates. Estimated expected volatility is based on the Company’s share price volatility since its IPO. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the awards is indicative of future trends, which may not necessarily be the actual outcome.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2024 and 2023, the Company has not recorded any provision for uncertain tax positions.
Changes in the Company’s estimate of income tax positions relating to the more-likely-than-not threshold are recognized in the first subsequent period following the threshold being met or ceasing to be met.
R&D expenditure credits
The Company receives R&D expenditure credits to compensate for its research activities, which are recognized when it is more likely than not the Company will meet the terms for receiving and realizing the benefit of the credits. Recognition is on a systematic basis over the periods in which the Company recognizes costs for which the credits are intended to compensate (i.e., qualified expenses).
The Company benefits in the United Kingdom from His Majesty’s Revenue & Customs (“HMRC”) R&D Expenditure Credit (“RDEC”), which provides relief against U.K. corporation tax. Based on criteria established by HMRC, a portion of the Company’s expenditures incurred on R&D activities are eligible for RDEC relief. The Company recognizes the benefit as a reduction of the related R&D expenses on the Consolidated Statements of Operations and Comprehensive Loss.
Leases
The Company assesses whether contracts represent or contain leases at inception by determining whether the Company has the right to use, or control the use of, an identified asset from which it can obtain substantially all the economic benefits for a defined period.

The Company leases its corporate headquarters in the United Kingdom, where its facilities contain R&D, laboratory and office space of approximately 123,000 square feet. In addition, the Company leases approximately 36,000 square feet of office space in the United States, and small offices in Ireland and Switzerland. The leases in the United Kingdom expire between 2037 and 2043. Estimates of the term consider non-cancellable periods and include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
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
Operating lease costs are allocated to R&D and Selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Operations and Comprehensive Loss. The related lease cash flows are categorized under Net cash used in operating activities in the Consolidated Statements of Cash Flows. The Company elects not to recognize right-of-use assets and lease liabilities for short-term leases with a term of 12 months or less containing no repurchase options reasonably certain of exercise, and the expense for these short-term leases is immaterial. The Company does not have financing leases.
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
Depreciation is charged to the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the estimated useful lives of assets as follows:

•Leasehold improvements	-shorter of expected lease term and useful life of the asset
•Laboratory equipment	-3 to 7 years
•Office equipment and other assets	-3 to 5 years
Impairment of long-lived assets
The Company assesses whether circumstances indicate that the estimated remaining useful life of its long-lived assets should be changed or that the carrying value of such assets may be impaired. The Company did not identify any such circumstances or recognize any impairment charges for the years ended December 31, 2024, 2023 and 2022.
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
Concentrations of credit risk and off-balance sheet risk
Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents, marketable securities and deposits held with banks and financial institutions. Cash, cash equivalents, marketable securities and deposits are maintained with high-quality financial institutions in Europe and the United States. The Company has not experienced any credit losses with such institutions and has incurred an immaterial amount of losses in relation to its accounts receivable from customers. The Company has no financial instruments with off-balance sheet risk of loss. As of December 31, 2024 and 2023, the amounts of expected credit losses recognized in the Consolidated Balance Sheets were not material.
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
The Company offsets issuance costs against the initial value of the debt on the Company’s Consolidated Balance Sheets and amortizes the costs over the loan term using the effective interest method. Such costs are recognized under Interest expense in the Consolidated Statements of Operations and Comprehensive Loss.
Fair value measurements
Where financial and non-financial assets and liabilities are measured at fair value, the Company uses appropriate valuation techniques for which sufficient data are available, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs.
Fair values are categorized into different levels in a fair value hierarchy based on the inputs used in the valuation techniques as follows:
•Level 1: quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices).
•Level 3: inputs for the asset or liability that are not based on observable market data (unobservable inputs), and that are significant to the fair value of the assets or liabilities.
As of December 31, 2024 and 2023, the Company held $338.1 million and $331.0 million, respectively, of money market funds required to be measured at fair value on a recurring basis within cash and cash equivalents. In addition, as of December 31, 2024 and 2023, the Company held $364.6 million and $0, of marketable securities, respectively, including unrealized gains of $14.6 million and $0, respectively. The fair value of these cash equivalents and marketable securities is based on quoted prices from active markets (Level 1 inputs). The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period during which the changes have occurred. There were no transfers between levels of fair value hierarchy in the years ended December 31, 2024 and 2023. Other financial instruments, although not recorded at fair value on a recurring basis, include cash, accounts receivable, accounts payable and interest-bearing loans and borrowings.

On November 8, 2024, the Company, repaid in full the loan outstanding under the Pharmakon Loan Agreement. The fair value of borrowings under the Notes and Pharmakon Loan Agreement (disclosed in Note 7. “Non-current interest-bearing loans and borrowings”) were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of debt instruments. After initial recognition, borrowings are measured at amortized cost using the effective interest method.
Net loss per share
Basic and diluted net loss per share is calculated by dividing the net loss for the period by the weighted average number of ordinary shares outstanding during the period. The dilutive effect of potential ordinary shares through share options and the Notes are considered to be anti-dilutive as they would decrease the net loss per share and are therefore excluded from the calculation of diluted net loss per share.
Recently issued and recently adopted accounting pronouncements
On November 27, 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted this ASU for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all prior periods presented in the financial statements by expanding the Company's segment information disclosure in Note 13. "Segment information."
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
3. Revenue

Revenue (in thousands)	2024	2023	2022
Revenue from sale of therapies, net	$309,989	$238,735	$140,687
Collaboration revenue
Eli Lilly	—	—	9,205
Genentech	213	10,693	24,469
Total collaboration revenue	213	10,693	33,674
Total revenue	$310,202	$249,428	$174,361
Revenue from sale of therapies, net
During the year ended December 31, 2024, the Company recognized $310.0 million (2023: $238.7 million, 2022: $140.7 million) of revenue from sale of therapies, net relating to the sale of KIMMTRAK, primarily in the United States and Europe, and the sale of tebentafusp under compassionate use and early access programs in France through September 2022, after estimated deductions for rebates, chargebacks and returns, which are recognized in Accrued expenses and other current liabilities as set out in the Company’s accounting policies.
The Company recognized revenues from four customers accounting for 29%, 27%, 18% and 17% of the Company’s revenue from sale of therapies, net for the year ended December 31, 2024, four customers accounting for 29%, 26%, 17%, and 16% of the Company’s revenue from sale of therapies, net for the year ended December 31, 2023, and five customers accounting for 26%, 25%, 17%, 17% and 12% of the Company’s revenue from sale of therapies, net for the year ended December 31, 2022.

Revenue from sale of therapies, net is presented by country / region based on the location of the end customer below (in thousands).

	2024	2023	2022
United States	$226,687	$169,791	$96,893
Europe	73,224	67,628	42,745
International	10,078	1,316	1,049
Revenue from sale of therapies, net	$309,989	$238,735	$140,687
Revenue from sale of therapies, net for the year ended December 31, 2024 includes $13.7 million (2023: $3.6 million, 2022: $1.9 million) of partnered revenue under the Company's agreement with Medison, split between European and international markets.
Of the Company’s collaboration customers, Eli Lilly and Genentech are based in the United States. The revenue for Genentech represented more than 10% of the Company’s total revenue during 2022.
Accounts receivable from contracts with customers
Accounts receivable, net as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Beginning balance	$52,093	$33,584
Additions	414,464	307,255
Payments received	(403,095)	(288,211)
Provision	(453)	(535)
Ending balance	$63,009	$52,093
As of December 31, 2024, four customers individually accounted for approximately 22%, 22%, 20% and 15% of accounts receivable associated with the Company’s net revenue from sale of therapies, as compared to 31%, 26%, 19% and 16% as of December 31, 2023. As of December 31, 2024 and 2023, the amount of expected credit losses on accounts receivable was not material.
Accruals for rebates and chargebacks
Current and non-current accruals for rebates, chargebacks and returns as of December 31, 2024 and 2023 were as follows (in thousands):

	Rebates	Chargebacks	Returns	Total
As of January 1, 2023	$26,417	$3,653	$848	$30,918
Provisions related to sales in the period	59,160	25,467	1,937	86,564
Adjustments related to prior period sales	(1,861)	(734)	(237)	(2,832)
Credits and payments made	(19,759)	(26,355)	(1,810)	(47,924)
As of December 31, 2023	$63,957	$2,031	$738	$66,726
Provisions related to sales in the period	87,265	31,329	966	119,560
Adjustments related to prior period sales	18,104	—	—	18,104
Credits and payments made	(60,805)	(31,322)	(1,339)	(93,466)
As of December 31, 2024	$108,521	$2,038	$365	$110,924
The adjustments related to prior period sales in the year ended December 31, 2024 were due to changes in estimates primarily related to European pricing negotiations.

Deferred revenue
For the year ended December 31, 2024, there was no revenue recognized that was included in Deferred revenue as of January 1, 2024 (2023: $7.8 million; 2022: $33.0 million).
Deferred revenue in the Consolidated Balance Sheets is primarily in respect of the upfront fee and development milestone consideration received from the various collaboration agreements in advance of services performed by the Company.
Non-current deferred revenue in the Consolidated Balance Sheets as of December 31, 2024, relates to a revised distribution agreement with Medison entered into in November 2022. Under the revised agreement, the Company received a non-refundable payment of $5.0 million in exchange for granting Medison exclusive distribution rights in South America. The Company has determined that the deferred revenue relates to the Company’s single, combined performance obligation to supply KIMMTRAK to Medison and to grant Medison the exclusive right to distribute KIMMTRAK in South America. The Company expects to recognize this revenue with the sale of products following regulatory approval in the territory. As of December 31, 2024, the Company estimates that revenue recognition of this non-current deferred revenue will commence after one year or later.
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
The transaction price was recorded as deferred revenue on receipt in November 2018 and allocated to a single combined performance obligation covering the granting of the co-exclusive worldwide license, the provision of development services and participation on a joint steering committee. This deferred revenue is recognized as the Company satisfies the combined performance obligation over the estimated period of time to when the Company has completed substantially all of its responsibilities associated with its withdrawal from the co-funding and the Phase 1 clinical trial. R&D costs reimbursed under the 2018 Genentech Agreement are considered variable consideration and not recognized in the transaction price until it is probable that the recognition of such revenue will not be reversed.
During the year ended December 31, 2024, the Company recognized $0.2 million of revenue relating to the 2018 Genentech Agreement (2023: $10.7 million; 2022: $24.5 million). The revenue recognized represents both deductions from deferred revenue and R&D costs reimbursed, predominantly for clinical trial costs. Such reimbursements arise in order to ensure that R&D costs are shared equally in accordance with the 2018 Genentech agreement. As of December 31, 2023, the Company determined its performance obligation under its collaboration with Genentech was complete. If MAGE-A4 HLA-A02 targeted products are commercialized, the Company would be eligible to receive development and commercial milestone payments plus royalties from Genentech on any sales of MAGE-A4 HLA-A02 targeted products arising under the Genentech Agreement. The Company determined achieving commercialization milestones and royalties to be unlikely and were excluded from the transaction price as of December 31, 2024, 2023 and 2022; therefore, any future milestones will be recorded when they become probable of being achieved.
Lilly Collaboration
In July 2014, the Company entered into a development and license agreement with Eli Lilly (the "Lilly Agreement"), pursuant to which the Company and Eli Lilly agreed to collaborate in the development, manufacture and commercialization of soluble TCR bispecific therapeutic compounds. Under the Lilly Agreement, Eli Lilly paid an initial non-refundable upfront fee payment of $45 million in exchange for options to three targets. Following termination of the agreement, Eli Lilly no longer has any rights to the targets or the ability to nominate any further targets under the initial agreement.

The transaction price, equal to the $45 million upfront payment was recorded as deferred revenue on receipt and was allocated to each target based on the relative standalone selling price. Each target had a single combined performance obligation covering the provision of R&D services and participation on a joint steering committee. This deferred revenue was recognized as the Company satisfied the combined performance obligations over the estimated period of time to when Eli Lilly could exercise the option to obtain exclusive co-development/co-promotion rights to the target and the Company could opt-out of the co-development of the target.
The Company released the remaining deferred revenue attributed to the third target under the Lilly Collaboration after the parties agreed to terminate the agreement in March 2022. No further revenue under the Lilly Collaboration has been recognized.
During the year ended December 31, 2024, the Company recognized no revenue relating to the Lilly Collaboration (2023: no revenue; 2022: $9.2 million).
Other information
The total of non-current assets other than deferred tax assets located in the United Kingdom as of December 31, 2024 is $55.9 million (2023: $55.4 million). The total located in the United States is $8.8 million (2023: $1.8 million).
4. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	2024	2023
Prepayments	$13,048	$10,547
R&D tax credit	15,109	5,798
VAT receivable	4,978	3,544
Other current assets	7,898	9,711
	$41,033	$29,600
Included within other current assets are amounts paid in advance to clinical research organizations that are expected to be received through services rendered or repaid within 12 months.
5. Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	2024	2023
Leasehold property improvements	$21,020	$20,020
Laboratory equipment	40,382	39,534
Office equipment and other assets	3,534	1,922
Construction in progress	477	46
Total property and equipment, gross	65,413	61,522
Less: Accumulated Depreciation	(55,321)	(52,307)
Total property and equipment, net	$10,092	$9,215
Depreciation expense for the years ended December 2024, 2023 and 2022 was $4.2 million, $4.1 million and $5.3 million, respectively.

6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	2024	2023
Rebates, chargebacks, and returns	$110,924	$66,726
Clinical accruals	41,448	22,459
Employee related expenses	13,102	11,598
Contract manufacturing	4,764	4,356
Interest accruals	4,205	10
Commercial services	2,483	6,900
Other accruals	8,608	7,786
	$185,534	$119,835
See Note 3. “Revenue” for a breakdown of rebates, chargebacks and returns.
Clinical accruals primarily represent unbilled work undertaken by CROs as part of the Company's clinical programs.
7. Non-current interest-bearing loans and borrowings
Non-current interest-bearing loans and borrowings consisted of the following as of December 31, 2024 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amounts	Amount	Level
Convertible senior notes	402,500	(11,487)	391,013	337,174	Level 2
Pharmakon loan	—	—	—	—	Not applicable
Non-current interest-bearing loans and borrowings consisted of the following as of December 31, 2023 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amounts	Amount	Level
Convertible senior notes	—	—	—	—	Not applicable
Pharmakon loan	50,000	(1,989)	48,011	46,100	Level 2
Interest expense consisted of the following (in thousands):

	2024	2023
Convertible senior notes
Coupon interest	$9,310	$—
Amortization of debt issuance costs	$1,875	$—
Pharmakon loan	$7,659	$5,154
Total interest expense	$18,844	$5,154

Convertible senior notes

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

Holders may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The Notes have an initial conversion rate of 10.5601 ADSs per $1,000 principal amount of the Notes, which will be subject to anti-dilution adjustments in certain circumstances. This represented an initial conversion price of $94.70 per ADS. The number of shares that would be issuable assuming conversion of all of the Notes is 5,950,600 (assuming the maximum increase to the conversion rate in connection with a “make-whole fundamental change” (as defined in the Indenture)). Upon conversion, the Notes may be settled in shares of the Company’s ordinary shares, cash or a combination of cash and shares of the Company’s ordinary shares, at the Company’s election. Upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company may, in certain circumstances, be required to increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

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

Pharmakon loan

On November 8, 2022, the Company entered into the Pharmakon loan agreement (the "Pharmakon Loan Agreement"), providing for term loans to the Company in an aggregate principal amount of up to $100 million to be funded in two tranches. The first tranche of $50 million bears interest at a fixed rate of 9.75%, which is payable quarterly in arrears, with payments commencing in 2023. The Company was also required to pay a further fee of $1.25 million at the latest by June 2024, regardless of whether it elected to draw down on the second $50 million tranche under the Pharmakon Loan Agreement. The Company elected not to exercise the option to draw down the second tranche and made the payment of $1.25 million in June 2024.

On November 8, 2024, the Company repaid in full the loan outstanding under the Pharmakon Loan Agreement resulting in a loss on extinguishment of $3.9 million. The aggregate cash payment to terminate the Pharmakon Loan Agreement was $52.1 million and consisted of $50.0 million for principal, $0.5 million accrued interest and $1.6 million attributable to a prepayment premium and other expenses payable by the Company pursuant to the Pharmakon Loan Agreement. The contractual maturity date of the loan under the Pharmakon Loan Agreement was November 8, 2028. As of December 31, 2023, the fair value of the loan was $46.1 million. These values were determined based on prevailing interest rates as of the balance sheet dates and are classified as Level 2 within the fair value hierarchy.
8. Leases
The Company’s costs as a lessee for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Operating lease cost	$4,470	$4,219	$3,750
Variable lease cost	216	253	129
Total lease costs	$4,686	$4,472	$3,879
Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Total cash outflow for leases	$3,794	$4,633	$3,954
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$6,482	$2,783	$3,021
The weighted average remaining lease term and weighted average discount rate of operating leases at December 31, 2024 and 2023 were as follows:

	2024	2023
Weighted average lease term remaining	13.8 years	14.1 years
Weighted average discount rate	7.4%	7.2%
The maturities of operating lease liabilities as of December 31, 2024 are as follows (in thousands):

2024
2025	$4,313
2026	4,556
2027	4,463
2028	4,695
2029	4,584
Thereafter	42,949
Total lease payments	65,560
Less imputed interest	(23,851)
Present value of operating lease liabilities	$41,709

9. Shareholders’ equity
The Company had 50,064,860 and 49,725,649 ordinary shares issued and outstanding as of December 31, 2024 and 2023, respectively, with a par value of £0.002 per share. In addition there are 5,793,501 deferred shares as of December 31, 2024 and 2023 with a par value of £0.0001 per share. The Company has reserved 5,778,400 authorized shares for future issuance under the Equity Incentive Plan (“EIP”). See Note 10 “Share-based compensation” for a description of the EIP.
Included within ordinary shares at December 31, 2024 and 2023 are 734,397 and 1,714,650 of ordinary shares with no voting rights, respectively. All ordinary shares are entitled to receive dividends and assets available for distribution. Deferred shares have no voting rights, are not entitled to dividends and are only entitled to receive amounts paid up on the deferred shares out of assets available for distribution after all payments have been made to holders of ordinary shares for amounts paid up or payable on such shares. No dividends were paid or declared in the years ended December 31, 2024 and 2023.
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

10. Share-based compensation
The following table shows the total share-based compensation expense recorded in the Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	2024	2023	2022
R&D	$7,771	$6,467	$5,311
SG&A	$26,419	$26,002	$27,577
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
During the years ended December 31, 2024 and 2023, options over a total of 1,062,745 shares and 853,863 shares respectively were awarded under the Company’s EIP. Of the above awards in the year ended December 31, 2024, there were 85,595 options awarded to the Company's non-executive directors, 72,670 of which vest on the first anniversary from the date of grant and 12,925 of which vest monthly over a three-year period. In fiscal 2023, there were 43,380 non-executive options awarded, all of which vested one year from the date of grant.

As of December 31, 2024, there was $22.0 million of total unrecognized compensation cost related to stock options granted but not vested under the Company’s plans. That cost will be recognized over an expected remaining weighted-average period of 1.6 years.
The number and weighted average exercise prices of share options were as follows:

Number of shares issuable	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	8,967,882	$27.06	7.1 years	$369,976
Awards granted	1,062,745	66.02
Awards exercised	(339,211)	18.49
Awards forfeited / cancelled	(268,541)	49.13
Outstanding at December 31, 2024	9,422,875	$31.14	6.0 years	$50,455
Exercisable at December 31, 2024	7,390,606	$25.11	5.4 years	$48,203
The weighted average fair value of options granted in 2024 was $37.71 (2023: $38.57; 2022: $16.93). The weighted average share price at the date of exercise of the options during the year was $63.70 (2023: $56.73; 2022: $46.17).
In the years ended December 31, 2024, 2023 and 2022, the total intrinsic value of stock options exercised was $14.4 million, $58.4 million and $12.9 million, respectively. The tax benefit arising on the exercise of stock options was $2.2 million, $3.1 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Awards granted in the year ended December 31, 2024, 2023 and 2022, have been valued using the Black-Scholes option pricing model. The assumptions used in the models for share options granted during the years ended December 31, 2024, 2023 and 2022, were as follows:

	2024	2023	2022
Share price at grant date	$31.13 - $70.50	$46.48 - $64.53	$24.66 - $46.86
Exercise price	$31.13 - $70.50	$46.48 - $64.53	$24.66 - $46.86
Expected volatility	54.98% - 66.17%	66.70% - 72.05%	73.02% - 87.81%
Expected life	5 years - 5.5 years	5 years	4 years - 5 years
Risk free rate	3.53% - 4.56%	3.52% - 4.75%	1.12% - 4.12%
Fair value	$16.53 - $40.47	$27.77 - $39.02	$15.10 - $29.41
11. Basic and diluted net loss per share
Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	2024	2023	2022
Net loss for the year	$(51,087)	$(55,287)	$(52,543)
Basic and diluted weighted average number of ordinary shares	49,991,064	48,888,975	45,714,923
Basic and diluted net loss per share	$(1.02)	$(1.13)	$(1.15)
The potential shares through share options of 9,422,875, 8,967,882 and 9,893,244 for the years ended December 31, 2024, 2023 and 2022, respectively, have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect.
For the year ended December 31, 2024, shares issuable upon the potential conversion of all of the Notes (as defined in Note 7. “Non-current interest-bearing loans and borrowings”) were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect.

12. Income taxes
Net loss before income taxes is as follows (in thousands):

	2024	2023	2022
United States	$16,260	$11,612	$7,509
United Kingdom	(74,429)	(76,866)	(47,566)
Other worldwide	5,232	4,364	(826)
Net loss before income taxes	$(52,937)	$(60,890)	$(40,883)
The components of income tax benefit (expense) are as follows (in thousands):

	2024	2023	2022
Current:
United Kingdom	$—	$—	$(12,420)
United States - Federal and State	(1,473)	215	(968)
Other worldwide	(500)	(455)	—
Total current tax expense	$(1,973)	$(240)	(13,388)

Deferred:
United Kingdom	$—	$—	$—
United States - Federal and State	3,823	5,873	1,694
Other worldwide	—	(30)	34
Total deferred tax benefit	$3,823	$5,843	$1,728
Total income tax benefit (expense)	$1,850	$5,603	$(11,660)
The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows (in thousands):

	2024	2023
Deferred tax assets
Net losses	$69,350	$74,916
Fixed assets	3,874	4,286
R&D credits	7,145	5,745
Stock based compensation	12,775	9,795
Convertible senior notes	14,508	—
Other deferred tax assets	2,090	511
Total deferred tax assets	$109,742	$95,253

Deferred tax liabilities
Other deferred tax liabilities	(2,788)	(1,154)
Total deferred tax liabilities	$(2,788)	$(1,154)

Valuation allowance	(92,164)	(83,126)
Net deferred tax assets	$14,790	$10,973

The movements in the deferred tax asset valuation allowances are as follows (in thousands):

	2024	2023
Valuation allowance as of January 1,	$(83,126)	$(86,436)
(Increase)/ decrease in valuation allowance through net loss	(10,319)	7,573
Foreign currency translation adjustments	1,281	(4,263)
Valuation allowance as of December 31,	$(92,164)	$(83,126)
Reconciliation of the U.K. statutory income tax rate, the income tax rate of the country of domicile of the Company, to the Company’s effective income tax rate is as follows (in percentages):

	2024	2023	2022
U.K. statutory income tax rate	25.0%	23.5%	19.0%
Non-deductible expenses	3.6%	(1.1%)	(20.7%)
Above the line credit not taxable	0.5%	(2.9%)	7.3%
Additional deduction for R&D expenditure	—%	—%	50.6%
Surrender of tax losses for R&D tax credit refund	—%	—%	(9.6%)
R&D expenditure credits	7.6%	5.3%	(28.0%)
Share based payments	(6.6%)	(3.0%)	—%
State taxes	(0.4%)	0.1%	1.3%
Foreign rate differential	2.5%	1.3%	(0.5%)
Prior period adjustments	4.6%	0.5%	0.4%
Leases	—%	—%	(0.4%)
Change in valuation allowances	(33.2%)	(14.5%)	(47.9%)
Effective income tax rate	3.6%	9.2%	(28.5)%
As of December 31, 2024, the Company’s net operating loss carryforwards in the United Kingdom totaled $277.4 million.
As of December 31, 2024, the Company has U.S. R&D credit carryforwards totaling $7.1 million, of which, $6.7 million relates to federal tax credits.
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
The Company operates in multiple jurisdictions with complex tax and regulatory environment and the Company's tax returns are periodically audited or subjected to review by tax authorities. The following table summarizes tax years that remain subject to examination by tax jurisdiction as of December 31, 2024:

Jurisdiction	Open Tax Years Based on Originally Filed Returns
United Kingdom	2022-2023
United States	2021-2023

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2024 and 2023, the Company has not recorded any provision for uncertain tax positions.

13. Segment information
The Company operates in one operating segment: immunotherapies, which is focused on pioneering and delivering transformative immunomodulating medicines in the areas of cancer, infectious diseases and autoimmune diseases. The Company primarily generates revenue from one stream, revenue from the sale of therapies, which consists of sales of KIMMTRAK and the sale of tebentafusp under compassionate use and early access programs in France through September 2022. Historically, the Company had a second stream, collaboration revenue, which is no longer significant. The Company manages its business activities on a consolidated basis. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM"), the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM evaluates financial performance, monitors budget versus actual results and allocates resources using financial information reported on a company-wide basis and therefore the measure of segment profit or loss used is consolidated net loss. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets. The accounting policies of the immunotherapies segment are the same as those described in Note 2. "Summary of significant accounting policies.". The following table summarizes the reportable segment's financial information (in thousands):

	2024	2023	2022

Revenue	$310,202	$249,428	$174,361
Less:
Cost of revenue from sale of therapies	(2,731)	(1,037)	(1,089)
External R&D expenses:
PRAME programs	(90,377)	(54,761)	(17,901)
Tebentafusp programs	(31,166)	(16,024)	(17,777)
Infectious disease programs	(6,662)	(5,111)	(5,781)
All other external clinical and pre-clinical costs	(23,747)	(23,215)	(19,713)
Total external R&D expenses	(151,952)	(99,111)	(61,172)
R&D salaries and other employee-related costs	(43,706)	(38,182)	(29,557)
SG&A salaries and other employee-related costs	(48,739)	(36,202)	(24,873)
Other SG&A expenses	(80,623)	(82,291)	(70,609)
Other segment expense, net (a)	(33,538)	(47,892)	(39,604)
Segment and consolidated net loss	$(51,087)	$(55,287)	$(52,543)

(a) Other segment expenses, net includes other internal R&D expenses, share-based compensation expense, R&D tax credits, interest income, interest expense, foreign currency (loss) gain, other income (expense), net and income tax benefit (expense).
14. Commitments and contingencies
Lease commitments
See “Leases” for the maturities of operating lease liabilities as of December 31, 2024.

Manufacturing commitments
The Company enters into a number of manufacturing commitments for the future purchase of materials and contract manufacturing services. While the majority of such contracts can be cancelled on reasonable notice, due to the significant ongoing expenditure associated with the Company’s programs, including brenetafusp, the Company estimates it has noncancellable commitments in relation to the development and supply of product candidates totaling, $27.7 million, the majority of which are estimated to be paid within twelve months from the balance sheet date.
Gates Collaboration
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