Form 10-Q
period 2025-03-31
Immunocore Holdings plc
filed 2025-05-07
CIK 1671927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 30, 2025, the registrant had 50,233,609 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, par value £0.002, consisting of (i) 49,499,212 voting ordinary shares and 734,397 non-voting ordinary shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report"), contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include, but are not limited to, statements about:
•the therapeutic potential and expected clinical benefits of KIMMTRAK;
•the safety, efficacy and clinical progress of our various ongoing clinical programs and any planned clinical programs, including those for tebentafusp, brenetafusp, IMC-P115C, IMC-T119C, IMC-R117C, IMC-M113V, IMC-I109V, IMC-S118AI, and IMC-U120AI;
•our ability to continue to generate revenues, which is dependent upon maintaining significant market acceptance among physicians, patients and healthcare payors;
•our ability to maintain regulatory approval of KIMMTRAK for metastatic uveal melanoma ("mUM") in the United States, European Union and other territories, as well as our ability to obtain and maintain regulatory approval in additional indications, jurisdictions, and the timing thereof;
•our expectations regarding the continued commercialization and marketing of KIMMTRAK for mUM, including expanding into and the related timing of reaching patients in additional indications and territories;
•our ability to build a sustainable pipeline of new product candidates, including but not limited to future generations of KIMMTRAK and additional product candidates identified and developed using our ImmTAX platform;
•our ability to continue successfully executing our sales and marketing strategy of KIMMTRAK in the United States, Europe and elsewhere, including continuing to successfully recruit and retain sales and marketing personnel and to successfully build the market for our medicines;
•the rate and degree of market acceptance of our product candidates among physicians, patients, patient advocacy groups, third-party payors and the medical community and our ability and our distribution and marketing partners’ ability to obtain coverage and adequate reimbursement and pricing for our medicines from government and third-party payors and risks relating to the success of our patient assistance programs;
•the initiation, timing, progress and results of our ongoing and planned clinical trials, including the expansion arms of such trials, for tebentafusp in advanced melanoma and adjuvant uveal (or ocular) melanoma, brenetafusp, IMC-P115C, IMC-T119C, IMC-R117C, IMC-M113V, IMC-I109V, IMC-S118AI, and IMC-U120AI, and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and investigational new drug application-enabling studies;
•our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations, our future expenses, including the impact thereon of changes in interest rates and inflation, fluctuating exchange rates and other macroeconomic factors, and our future revenues and our need for and ability to obtain additional financing;
•our expectations regarding timing of regulatory filings for, or our ability to obtain regulatory approval of, our product candidates;
•our ability to obtain accelerated approval for current and future product candidates from the U.S. Food and Drug Administration ("FDA"), the European Commission, or other comparable regulatory authorities in other jurisdictions;
•our expectations regarding business disruptions affecting the initiation, patient enrollment, clinical trial site monitoring, development and operation of our current and proposed clinical trials, including as a result of a public health emergency or other global and macroeconomic factors, such as the war in Ukraine, the conflict in the Middle East, global geopolitical tensions, supply chain disruptions, and changes in interest rates and inflation;
•our business strategies and goals, including our 2025 strategic priorities;
•our plans to collaborate, or statements regarding our current collaborations, and our ability to find future partners and collaborators;
•the performance of our third-party suppliers and manufacturers;

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
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report, if any, our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 26, 2025, and in our other SEC filings. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
Immunocore Holdings plc
Condensed Consolidated Balance Sheets
(Unaudited) (In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$476,845	$455,731
Marketable securities	360,185	364,645
Accounts receivable, net	63,094	63,009
Prepaid expenses and other current assets	41,697	41,033
Inventory, net	6,804	5,446
Total current assets	948,625	929,864
Property and equipment, net	9,770	10,092
Operating lease right of use assets, net	38,126	37,643
Deferred tax assets, net	14,355	14,790
Other non-current assets	17,132	17,117
Total assets	$1,028,008	$1,009,506
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$29,105	$25,100
Accrued expenses and other current liabilities	118,341	185,534
Operating lease liabilities, current	1,717	1,547
Total current liabilities	149,163	212,181
Accrued expenses, non-current	62,476	—
Deferred revenue, non-current	5,612	5,434
Operating lease liabilities, non-current	40,748	40,162
Interest-bearing loans and borrowings	391,530	391,013
Total liabilities	649,529	648,790
Commitments and contingencies (Note 10)

Shareholders’ equity
Ordinary shares (voting and non-voting), £0.002 par value, most recent authority to allot up to a maximum nominal value of £97,234 and £97,454 shares as of March 31, 2025 and December 31, 2024, respectively, and 50,184,609 and 50,064,860 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	135	135
Deferred shares, £0.0001 par value, 5,793,501 shares authorized, issued and outstanding as of March 31, 2025 and December 31, 2024.	1	1
Additional paid-in capital	1,202,171	1,190,104
Accumulated deficit	(790,738)	(795,761)
Accumulated other comprehensive loss	(33,090)	(33,763)
Total shareholders' equity	378,479	360,716
Total liabilities and shareholders' equity	$1,028,008	$1,009,506
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Revenue from sale of therapies, net	$93,881	$70,342
Collaboration revenue	—	160
Total revenue	93,881	70,502
Cost and operating expenses:
Cost of revenue from sale of therapies	(831)	(246)
Research and development expense	(56,468)	(57,459)
Selling, general and administrative expense	(40,198)	(39,287)
Loss from operations	(3,616)	(26,490)
Other income (expense):
Interest income	4,176	8,246
Interest expense	(3,025)	(3,239)
Foreign currency gain (loss)	3,080	(2,406)
Other income (expense), net	5,469	(190)
Net income (loss) before income taxes	6,084	(24,079)
Income tax expense	(1,061)	(357)
Net income (loss)	$5,023	$(24,436)
Other comprehensive income:
Exchange differences on translation of foreign operations	673	897
Total comprehensive income (loss)	$5,696	$(23,539)

Basic net income (loss) per share	$0.10	$(0.49)
Basic weighted-average number of shares outstanding	50,086,684	49,877,218

Diluted net income (loss) per share	$0.10	$(0.49)
Diluted weighted-average number of shares outstanding	51,949,798	49,877,218

The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2024	50,064,860	$135	5,793,501	$1	$1,190,104	$(795,761)	$(33,763)	$360,716
Net income	—	—	—	—	—	5,023	—	5,023
Other comprehensive income	—	—	—	—	—	—	673	673
Exercise of share options	119,749	—	—	—	2,551	—	—	2,551
Share-based compensation expense	—	—	—	—	9,516	—	—	9,516
As of March 31, 2025	50,184,609	$135	5,793,501	$1	$1,202,171	$(790,738)	$(33,090)	$378,479

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2023	49,725,649	$134	5,793,501	$1	$1,149,643	$(744,674)	$(36,261)	$368,843
Net loss	—	—	—	—	—	(24,436)	—	(24,436)
Other comprehensive income	—	—	—	—	—	—	897	897
Exercise of share options	280,436	1	—	—	5,212	—	—	5,213
Share-based compensation expense	—	—	—	—	9,017	—	—	9,017
As of March 31, 2024	50,006,085	$135	5,793,501	$1	$1,163,872	$(769,110)	$(35,364)	$359,534

The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$5,023	$(24,436)
Adjustments for:
Share-based compensation expense	9,489	8,964
Depreciation	854	1,011
Unrealized foreign exchange (gains) losses, net	(2,907)	1,304
Unrealized gains on marketable securities	(5,469)	—
Non-cash lease expense	546	432
Other	509	(2)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	836	(6,198)
Increase in prepayments and other current assets	(28)	(1,819)
Increase (decrease) in accounts payable	3,342	(2,320)
(Decrease) increase in accrued expenses	(10,943)	19,169
Increase (decrease) in operating lease liabilities	756	(490)
Increase in other operating assets	(1,573)	(1,395)
Increase in other operating liabilities	—	1,193
Net cash provided by (used in) operating activities	435	(4,587)
Cash flows from investing activities
Proceeds from sale of marketable securities	10,000	—
Purchase of property and equipment	(298)	(430)
Net cash provided by (used in) investing activities	9,702	(430)
Cash flows from financing activities
Proceeds from exercise of share options	2,551	5,754
Proceeds from issue of convertible loan notes	—	402,500
Payments for debt issuance costs	—	(12,242)
Net cash provided by financing activities	2,551	396,012
Increase in net cash and cash equivalents	12,688	390,995
Net foreign exchange difference on cash held	8,426	(800)
Cash and cash equivalents at beginning of period	455,731	442,626
Cash and cash equivalents at end of period	476,845	832,821
Supplemental disclosure of cash flow and non-cash information
Cash (paid) received for interest, net	$(5,031)	$5,141
Cash paid for income taxes, net	$(32)	$(140)
Debt issuance costs in accrued expenses and other current liabilities	$—	$(1,116)
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
In January and April 2022, the Company received approval from the U.S. Food and Drug Administration ("FDA") and European Commission, ("EC"), respectively, for its lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma and has subsequently received approvals in further territories, and the Company continues to launch and seek approvals in additional territories. KIMMTRAK is now approved in 39 countries and the Company has commercially launched the product in 26 countries, including the United States, Germany and France, among other territories.
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required for the full annual financial statements and should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"), on February 26, 2025 (the "Annual Report").
The accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.
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
Existing circumstances and assumptions about future developments, however, may change due to market changes or circumstances arising that are beyond the Company’s control. Actual results could differ from those estimates. Estimates are primarily made in relation to revenue recognition, operating lease incremental borrowing rates, share-based compensation expense, clinical accruals, and deferred tax asset valuation allowances.

Fair value measurements
Where financial and non-financial assets and liabilities are measured at fair value, the Company uses appropriate valuation techniques for which sufficient data are available, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs.
As of March 31, 2025 and December 31, 2024, the Company held $351.8 million and $338.1 million, respectively, of money market funds required to be measured at fair value on a recurring basis within cash and cash equivalents. In addition, as of March 31, 2025 and December 31, 2024, the Company held $360.2 million and $364.6 million of marketable securities, respectively, including unrealized gains of $5.5 million for the three months ended March 31, 2025 and $14.6 million for the year ended December 31, 2024, respectively. The fair value of these cash equivalents and marketable securities is based on quoted prices from active markets (Level 1 inputs). Other financial instruments, although not recorded at fair value on a recurring basis, include cash, accounts receivable, accounts payable and debt obligations.
The fair value of borrowings under the Notes (disclosed in Note 5. “Interest-bearing loans and borrowings”) were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of debt instruments. After initial recognition, borrowings are measured at amortized cost using the effective interest method.

Significant accounting policies
With the exception of the below policy, the significant accounting policies used in the preparation of these condensed consolidated financial statements as of and for the three months ended March 31, 2025 are consistent with those disclosed in Note 2. "Summary of Significant Accounting Policies" in the audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report.

Share-based compensation
The Company operates equity-settled, share-based compensation plans whereby employees and directors are granted restricted share units ("RSUs") or options to purchase shares in the Company. The fair value of grants is expensed over the vesting period, which is the period in which the services are received. The majority of the Company’s awards have graded vesting schedules, and the expense for these awards is recognized over the requisite service period for each separate vesting portion as if the grant, in substance, represented multiple awards. The grant date fair value of RSUs is based on the market value of our shares on the date of grant. The grant date fair value of options is calculated using the Black Scholes valuation model.
Estimation of the fair value of options requires judgement, including assumptions about the expected term of share-based options and expected volatility, which are used to determine the fair value of the Company’s options granted. The expected term is based on the Company’s assessment of the period within which participants are expected to exercise options, which requires consideration of employee groups, expected employee service, and other internal factors, and the degree to which these are expected to shorten the term of options in comparison to contractual expiry dates. Estimated expected volatility is based on the Company’s share price volatility since its IPO. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the awards is indicative of future trends, which may not necessarily be the actual outcome.
The Company assumes no dividend payments for the purposes of estimating fair value and uses a zero-coupon U.S. Treasury yield curve applicable for the period of the expected term to form an estimate of the risk-free rate.
Forfeitures expected to occur for options and RSU's are estimated by considering both market and company-specific data and the available internal information at the end of each reporting period.

Recently issued and recently adopted accounting pronouncements
On November 27, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances segment disclosures and requires additional disclosures of segment expenses. This ASU is effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted this ASU for the annual period ended December 31, 2024 and for the interim period ended March 31, 2025. The amendments have been applied retrospectively to all prior periods presented in the financial statements by expanding the Company's segment information disclosure in Note 9. "Segment information".

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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure in the notes to the financial statements, at each interim and annual reporting period, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. This ASU is effective for all public entities for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. This ASU should be applied either prospectively to financial statements issued after the effective date of this update or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating these new disclosure requirements and the impact of adoption on its financial statements.
3. Revenue
During the three months ended March 31, 2025, the Company recognized $93.9 million (2024: $70.3 million) of net revenue from sale of therapies relating to the sale of KIMMTRAK primarily in the United States and Europe after estimated deductions for rebates, chargebacks and returns, which are recognized in Accrued expenses and other current liabilities and Accrued expenses, non-current, as set out in the Company’s accounting policies included in the Annual Report.
Revenue from sale of therapies, net is presented by country / region based on the location of the end customer below (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$56,607	$50,026
Europe	32,804	18,952
International	4,470	1,364
Revenue from sale of therapies, net	$93,881	$70,342
Revenue from sale of therapies, net for the three months ended March 31, 2025 includes $7.3 million (2024: $2.2 million), of partnered revenue under the Company's agreement with Medison Pharma Ltd. ("Medison"), and such revenue is split between its European and international markets.
Accounts receivable from contracts with customers
Accounts receivable as of March 31, 2025 and December 31, 2024 were $63.1 million and $63.0 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of March 31, 2025 and December 31, 2024 were immaterial.
Accruals for rebates, chargebacks and returns
Current and non-current accruals for rebates, chargebacks and returns as of March 31, 2025 were as follows (in thousands):

	Rebates	Chargebacks	Returns	Total
As of December 31, 2024	$108,521	$2,038	$365	$110,924
Provisions related to sales in the period	30,983	8,542	2,771	42,296
Adjustments related to sales in prior periods	(5,983)	—	—	(5,983)
Credits and payments made	(14,828)	(8,805)	(2,310)	(25,943)
As of March 31, 2025	$118,693	$1,775	$826	$121,294

Included in the above are non-current accruals for rebates, chargebacks and returns of $61.8 million and $0 million as of March 31, 2025 and December 31, 2024, respectively, which are not required to be paid in the twelve months from the balance sheet date following additional information received in the three months ended March 31, 2025. The adjustments related to prior period sales in the period ended March 31, 2025 were due to changes in estimates primarily related to European pricing negotiations.

Deferred revenue
Non-current deferred revenue as of March 31, 2025 and December 31, 2024 relates to a revised distribution agreement with Medison entered into in November 2022. Under the revised agreement, the Company received a non-refundable payment of $5.0 million in exchange for granting Medison exclusive distribution rights in South America. The Company has determined that the deferred revenue relates to the Company’s single, combined performance obligation to supply KIMMTRAK to Medison and to grant Medison the exclusive right to distribute KIMMTRAK in South America. The Company expects to recognize this revenue within net revenue from sale of therapies following first commercial sale in the territory. As of March 31, 2025, the Company estimates that revenue recognition of this non-current deferred revenue will commence after one year or later.
4. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Rebates, chargebacks and returns	$59,479	$110,924
Clinical accruals	35,954	41,448
Employee related expenses	4,654	13,102
Contract manufacturing	7,087	4,764
Interest accruals	1,677	4,205
Commercial services	3,152	2,483
Other accruals	6,338	8,608
	$118,341	$185,534
See Note 3. “Revenue” for a breakdown of rebates, chargebacks and returns.
Clinical accruals primarily represent unbilled work undertaken by contract research organizations as part of the advancement of the Company's clinical programs.

As of March 31, 2025, rebates, chargebacks and returns of $61.8 million were recorded in Accrued expenses, non-current, of which $45.9 million were reclassified from Accrued expenses and other current liabilities as of December 31, 2024 as they are no longer required to be paid in the twelve months from the balance sheet date following additional information received in the three months ended March 31, 2025.
5. Interest-bearing loans and borrowings
Interest-bearing loans and borrowings consisted of the following as of March 31, 2025 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(10,970)	$391,530	$337,979	Level 2

Interest-bearing loans and borrowings consisted of the following as of December 31, 2024 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(11,487)	$391,013	$337,174	Level 2

Interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Convertible senior notes
Coupon interest	$2,516	$1,627
Amortization of debt issuance costs	509	319
Pharmakon loan	$—	1,293
Total interest expense	$3,025	$3,239
Convertible senior notes
On February 2, 2024, the Company completed a private offering (the "Offering") of $402.5 million aggregate principal amount of Notes, including the exercise in full of the initial purchasers’ option to purchase up to an additional $52.5 million principal amount of Notes. The Notes were issued pursuant to an indenture, dated February 2, 2024, as supplemented on March 17, 2025 (the "Indenture"), between the Company and U.S. Bank Trust Company, National Association, as trustee. The Company’s net proceeds from the Offering of the Notes were $389.1 million, after deducting issuance costs of $13.4 million.
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
Holders may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date into American Depositary Shares ("ADSs") of the Company. The Notes have an initial conversion rate of 10.5601 ADSs per $1,000 principal amount of the Notes, which will be subject to anti-dilution adjustments in certain circumstances. This represented an initial conversion price of $94.70 per ADS. The number of shares that would be issuable assuming conversion of all of the Notes is 5,950,600 (assuming the maximum increase to the conversion rate in connection with a “make-whole fundamental change” (as defined in the Indenture)). Following certain corporate events that occur prior to the maturity date of the Notes or if the Company delivers a notice of optional redemption or a notice of tax redemption, the Company shall, in certain circumstances, increase the conversion rate for a holder of the Notes who elects to convert its notes in connection with such a corporate event or convert its notes called (or deemed called) for redemption in connection with such notice of optional redemption or notice of tax redemption, as the case may be.

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

Pharmakon loan
On November 8, 2022, the Company entered into the Pharmakon loan agreement (the "Pharmakon Loan Agreement"), providing for term loans to the Company in an aggregate principal amount of up to $100 million to be funded in two tranches. The first tranche of $50 million bore interest at a fixed rate of 9.75%, which was payable quarterly in arrears, with payments commencing in 2023. The Company was also required to pay a further fee of $1.25 million at the latest by June 2024, regardless of whether it elected to draw down on the second $50 million tranche under the Pharmakon Loan Agreement. The Company elected not to exercise the option to draw down the second tranche and made the payment of $1.25 million in June 2024. On November 8, 2024, the Company repaid in full the loan outstanding under the Pharmakon Loan Agreement.
6. Share-based compensation
The following table shows the total share-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$2,181	$1,980
Selling, general and administrative	$7,308	$6,984
Equity Incentive Plan
Under the Company’s Equity Incentive Plan ("EIP"), the Company may grant market value options, share appreciation rights or restricted shares, restricted share units, performance share units and other share-based awards to the Company’s employees. The Company’s board members and consultants are eligible to receive awards under the Company’s non-employee sub-plan to the EIP. Awards may be granted at such times as the Company may determine, but will generally be granted annually following the end of the financial year. Awards vest at such times and as specified in the award agreement, typically being over a four-year period although the Company retains the discretion to provide for other vesting schedules. If the participant violates the non-competition, non-solicitation, confidentiality or other similar restrictive covenant provisions of any employment contract, the right of the participant to receive these shares on vesting shall terminate immediately. The Company maintains discretion over the type and terms of equity awards granted. Share options lapse on the tenth anniversary from the date of grant, and they are not subject to performance conditions or entitled to dividends. The Company has reserved 6,250,865 authorized shares for future issuance under the EIP.
The number and weighted average exercise prices of share options were as follows:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	9,422,875	$31.14	6.0 years	$50,455
Awards granted	1,529,159	29.57
Awards exercised	(119,749)	21.34
Awards forfeited	(13,193)	56.49
Awards expired	(7,176)	48.79
Outstanding as of March 31, 2025	10,811,916	$30.99	6.4 years	$50,832
Exercisable as of March 31, 2025	7,817,348	$26.56	5.4 years	$49,489
As of March 31, 2025, total unrecognized compensation expense related to share options granted but not vested was $36.6 million, which the Company expects to recognize over a remaining weighted-average period of 1.9 years.

Awards granted in the three months ended March 31, 2025 and 2024 have been valued using the Black-Scholes option pricing model. The assumptions used in the models for share options granted were as follows:

Three Months Ended March 31,
	2025	2024
Share price at grant date	$29.21 - $29.60	$67.51 - $70.50
Exercise price	$29.21 - $29.60	$67.51 - $70.50
Expected volatility	53.30% - 55.78%	59.94% - 66.17%
Expected life	5.5 years	5 years - 5.5 years
Risk free rate	4.14% - 4.41%	3.93% - 4.30%
Fair value	$15.70 - $16.21	$39.50 - $40.47
Restricted share unit activity
In February 2025, the Company granted RSU awards that vest over a four-year service period with 25% on each anniversary of the grant date. An RSU award represents the right to receive one of the Company’s ADSs upon vesting of the RSU. The fair value of each RSU award is based on the closing price of the Company’s ADSs on Nasdaq on the date of grant.
The number and weighted average fair value of RSUs were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	—	$—
Awards granted	485,140	29.60
Awards vested	—	—
Awards forfeited	—	—
Unvested and outstanding as of March 31, 2025	485,140	$29.60
As of March 31, 2025, total unrecognized compensation expense related to RSUs granted but not vested was $12.0 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.
7. Basic and diluted net income (loss) per share
Basic and diluted net income (loss) per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$5,023	$(24,436)
Basic weighted-average number of shares outstanding	50,086,684	49,877,218
Adjustment for share options and RSUs with dilutive effect	1,863,114	—
Diluted weighted-average number of shares outstanding	51,949,798	49,877,218
Basic net income (loss) per share	$0.10	$(0.49)
Diluted net income (loss) per share	$0.10	$(0.49)
A total of 3,691,365 shares issuable upon the exercise of outstanding share options and vesting of RSUs for the three months ended March 31, 2025 (March 31, 2024: 9,537,918), have been excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect.
For the three months ended March 31, 2025 and 2024, shares issuable upon the potential conversion of all of the Notes (as defined in Note 5. “Interest-bearing loans and borrowings”) were excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect.

8. Income taxes
Income tax expense is recognized at an amount determined by multiplying the net income (loss) before income taxes for the interim reporting period by the Company’s estimated annual effective tax rate, adjusted for the tax effect of certain items recognized in full in the interim period. As such, the effective tax rate in the condensed consolidated financial statements may differ from the Company’s estimate of the effective tax rate for the Company’s consolidated financial statements for the year ending December 31, 2025.
The Company’s consolidated estimated effective tax rate for the three months ended March 31, 2025 was 17.4%. During the three months ended March 31, 2025, the Company recorded a tax charge of $1.1 million, compared to a tax charge for the three months ended March 31, 2024 of $0.4 million. The Company benefits from the U.K. large company Research & Development Expenditure Credit ("RDEC") regime which can generate a cash rebate of up to 15% of qualifying research and development expenditures incurred after April 1, 2023. Tax credits receivable under the RDEC regime are recorded "above the line" as a reduction from research and development expenses. For the three months ended March 31, 2025, the Company excluded the United Kingdom from the calculation of the annual estimated tax rate as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.
A net deferred tax asset of $14.4 million has been recognized as of March 31, 2025 (December 31, 2024: $14.8 million) primarily representing research and development credits and share-based compensation for one of the Company’s U.S. subsidiaries, Immunocore LLC, following an annual assessment, or periodically as required, of all available and applicable information, including its forecasts of costs and future profitability and the resulting ability to reverse the recognized deferred tax assets over a short period of time.
During the three months ended March 31, 2025, the Company received U.K. tax credits of $6.8 million relating to research and development expenditure in the year ended December 31, 2023.

9. Segment information
The Company operates in one operating segment: immunotherapies, which is focused on pioneering and delivering transformative immunomodulating medicines in the areas of cancer, infectious diseases and autoimmune diseases. The Company primarily generates revenue from one stream, revenue from the sale of therapies, which consists of sales of KIMMTRAK. Historically, the Company had a second stream, collaboration revenue, which is no longer significant. The Company manages its business activities on a consolidated basis. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM"), the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The measure of the segment profit or loss used is consolidated net income (loss), and the measure of segment assets is reported on the condensed consolidated balance sheet as total assets. The accounting policies of the immunotherapies segment are the same as those described in Note 2. "Summary of significant accounting policies". The following table summarizes the reportable segment's financial information (in thousands):

	Three Months Ended March 31,
	2025	2024

Revenue	$93,881	$70,502
Less:
Cost of revenue from sale of therapies	(831)	(246)
External research and development (R&D) expenses:
PRAME programs	(17,305)	(26,700)
Tebentafusp programs	(7,990)	(5,894)
Infectious disease programs	(1,405)	(2,246)
All other external clinical and preclinical costs	(11,231)	(6,499)
Total external R&D expenses	(37,931)	(41,339)
R&D salaries and other employee-related costs	(11,043)	(9,754)
Selling, general and administrative (SG&A) salaries and other employee-related costs	(12,218)	(14,840)
Other SG&A expenses	(20,672)	(17,463)
Other segment expense, net (a)	(6,163)	(11,296)
Segment and consolidated net income (loss)	$5,023	$(24,436)
(a) Other segment expenses, net includes other internal R&D expenses, share-based compensation expense, R&D tax credits, interest income, interest expense, foreign currency gain (loss), other income (expense), net and income tax expense.
10. Commitments and contingencies
Lease commitments
The maturities of operating lease liabilities as of March 31, 2025 were as follows (in thousands):

2025	$3,569
2026	4,941
2027	4,836
2028	5,094
2029	4,943
2030 and thereafter	46,365
Total lease payments	69,748
Less imputed interest	(27,283)
Present value of operating lease liabilities	$42,465

Manufacturing commitments
The Company enters into a number of manufacturing commitments for the future purchase of materials and contract manufacturing services. While the majority of such contracts can be cancelled on reasonable notice, due to the significant ongoing expenditure associated with the Company’s programs, including brenetafusp, the Company estimates it has noncancellable commitments in relation to the development and supply of product candidates totaling $27.5 million, the majority of which are estimated to be paid within twelve months from the balance sheet date.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report. The accompanying MD&A, including all periods presented, has been prepared under U.S. GAAP. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. We also recommend that you read our discussion and analysis of financial condition and results of operations together with our audited financial statements and notes thereto, and the section titled “Risk Factors” each of which appear in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 26, 2025 (the "Annual Report") as well as the section titled “Special Note Regarding Forward-Looking Statements".
Overview

We are a commercial stage biotechnology company pioneering and delivering transformative immunomodulating medicines to radically improve outcomes for patients with cancer, infectious diseases, and autoimmune diseases. Leveraging our proprietary, flexible, off-the-shelf ImmTAX (Immune mobilizing monoclonal TCRs Against X disease) platform, we are developing a deep pipeline in multiple therapeutic areas, including clinical stage programs in oncology and infectious disease, advanced preclinical programs in autoimmune disease and earlier preclinical programs across three therapeutic areas.

In 2022, we received approval for our lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma ("mUM") from the FDA, the European Commission, and other health authorities. KIMMTRAK is now approved in 39 countries for the treatment of unresectable or mUM. We have commercially launched KIMMTRAK in 26 countries globally including the United States, Germany and France through March 31, 2025, with further commercial launches planned in additional territories where KIMMTRAK is approved.
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
Since our inception, we have focused on organizing and staffing our company, raising capital, performing research and development activities to advance our research, development and technology, and commercialization of KIMMTRAK. While we have successfully generated revenue from KIMMTRAK, which is our first marketed product, our ability to generate higher levels of revenue from other marketed products, which may never be fully developed or commercialized, depends on the successful development and regulatory approval of one or more of our product candidates and our ability to finance operations. Since inception, we have raised funds through our initial public offering, private placements of our ordinary and preferred shares, debt financings, revenue and historical payments from our collaboration partners. These funds have been and are being used to fund operations and invest in activities for technology creation, drug discovery and clinical development programs, infrastructure, creation of portfolio of intellectual property and commercial and administrative support.
We have incurred significant operating losses and expect to continue to incur significant expenses and operating losses for the near future. We had net income of $5.0 million and a net loss of $24.4 million, for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, our accumulated deficit was $790.7 million. We expect to continue to incur significant and increasing expenses and to incur operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

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
Recent Developments

In March 2025 at the Conference on Retroviruses and Opportunistic Infections ("CROI 2025"), we presented initial data from the multiple ascending dose (MAD) portion of our Phase 1/2 STRIVE trial of IMC-M113V, our functional cure candidate for HIV. The data included 16 people living with HIV (PLWH) who were stable on antiretrovial therapy (ART). While continuing ART, three sequential cohorts evaluated weekly IV infusions of IMC-M113V up to doses of 60 mcg (n=5), 120 mcg (n=5), and 300 mcg (n=6) administered over 12 weeks, followed by analytical treatment interruption for up to 12 weeks, after which participants resumed their prior ART regimen.

•All doses were well tolerated and no serious adverse events (“AEs”) or dose limiting toxicities were observed. Grade 1 cytokine release syndrome, consisting of fever alone that resolved within 4 hours, was observed in five of the six PLWH in the 300 mcg cohort when receiving their first 300 mcg dose. There were no discontinuations due to AEs. One person withdrew prior to completing the dose schedule in the 300 mcg cohort for reasons unrelated to IMC-M113V.
•In the 15 evaluable PLWH, delayed viral rebound and/or viremia control at any point during analytical treatment interruption was observed in 0 of 5 PLWH at 60 mcg, 1 of 5 PLWH at 120 mcg, and 2 of 5 PLWH at 300 mcg. The 3 PLWH with evidence of viral control had a viral load of approximately 200 c/mL at week 8. The historical rate for this observation is 5%. Furthermore, 2 of these 3 PLWH remained off ART for the entire 12 week analytical treatment interruption period that was pre-specified in the protocol.
•In the 3 PLWH with evidence of viral control, the pattern consisted of initial viral rebound followed by viral reduction to approximately 200 c/mL, including 1 PLWH at 300 mcg who had initial viremia to >104 c/mL before subsequent decrease to <50 c/mL at week 12. Such ‘regained’ post-treatment control may be associated with an immune response to the virus.
•There was also a reduction in CD4+ T cell-associated HIV Gag RNA in some PLWH during treatment, indicating a reduction in the active virus reservoir, which was quantified at weeks 1, 7 and 13. A trend of reduction in intact HIV DNA was also observed post-treatment in a preliminary analysis of 6 people treated at the two highest doses.

The Company has completed price negotiations in France and Germany.

Components of Results of Operations
Revenue
Revenue from sale of therapies, net
Revenue from sale of therapies, net relates to the sale of KIMMTRAK following marketing approval. We recognize net revenue from sale of therapies at the point in time that control transfers to a customer, which is typically on delivery to our distributors and healthcare providers. We also operate under consignment arrangements where control passes when our distributors take KIMMTRAK out of consignment inventory. The amount of revenue recognized reflects the consideration to which we expect to be entitled, net of estimated deductions for rebates, chargebacks and product returns. These estimates consider contractual and statutory requirements, the expected payor and patient mix, sell-through data, our customers’ inventory levels, anticipated demand and the volume of customer purchase orders, internal data, and other information provided by our customers and third-party logistics providers, and, in certain countries including France, pricing negotiations. Further information on estimates is provided under the section below headed, “Critical Accounting Estimates”.
Collaboration revenue
Historically, collaboration revenue arose under our collaboration agreements and consisted of non-refundable upfront payments, development milestone payments as well as reimbursement of certain research and development expenses. We have no continuing performance obligations under our historical collaboration agreements.
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
Research and development expenses
Research and development ("R&D") expenses consist primarily of costs incurred for current or planned investigations undertaken with the prospect of gaining new scientific or technical knowledge and understanding and consist primarily of personnel-related costs, including salaries and share-based compensation expense, costs associated with clinical trial activities undertaken by contract research organizations, and external manufacturing costs associated with R&D undertaken by contract manufacturing organizations ("CMOs"), laboratory consumables, internal clinical trial expenses, payments for purchased rights and milestones in connection with third-party in-process R&D agreements, costs associated with maintaining laboratory equipment, costs associated with our R&D facilities, including a reasonable allocation of overhead costs, and reductions from expenses for R&D tax credits. R&D expenses are expensed as incurred, although the timing of expense recognition can vary with contractual and payment terms in order to determine when services are received.
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
Research and development tax credits
As a company that carries out extensive R&D activities, we benefit from the U. K. R&D tax regime. For the periods ending March 31, 2025 and 2024, we claimed credits under the Research and Development Expenditure Credit ("RDEC") program and these credits are presented as a reduction to R&D expenses.
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
In order to support our continued commercialization and global expansion of KIMMTRAK, R&D activities, and our operations as a public company, we expect that we will continue to incur selling, distribution, commercial, accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as investor and public relations expenses. Additionally, if and as we receive further regulatory approvals of product candidates, we anticipate an increase in personnel-related costs and expenses in connection with our commercial operations. We have experienced, and may continue to experience, increased personnel-related costs attributable to offering and maintaining competitive salaries and other impacts due to global inflation.
Interest income
Interest income arises on cash balances and short-term money market funds. Our interest income may fluctuate depending on the movement of interest rates and our total amount of cash and cash equivalents.
Interest expense
Interest expense represents costs under our interest-bearing loans and borrowings under the effective interest method.

Foreign currency gain (loss)
Foreign currency gain (loss) arises on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, including our cash and cash equivalents.
Other income (expense), net
Other income (expense), net consists primarily of unrealized gains (losses) resulting from the change in fair value of our marketable securities and also includes loan and borrowing costs and other items.
Income tax expense
We are subject to corporate taxation in the United Kingdom and our wholly-owned subsidiaries are subject to corporate taxation in the United States, Ireland and Switzerland. Due to the nature of our business and on a consolidated basis, we have generated cumulative losses since inception. Our income tax expense represents the sum of income taxes payable in the United States, Ireland and Switzerland, offset by deferred tax credits arising on deferred tax assets generated.
Unsurrendered tax losses are carried forward to be offset against future taxable profits. After accounting for tax credits receivable, there were accumulated tax losses available for carry forward in the United Kingdom of $277.0 million as of March 31, 2025. A full valuation allowance is recognized in respect of accumulated tax losses and other temporary differences in the United Kingdom because future profits are not sufficiently certain. A deferred tax asset is, however, recognized in respect of the subsidiary in the United States, relating to unused tax credits on share-based compensation expense and other temporary differences on the basis that we expect to continue generating U.S. taxable income against which deductible temporary differences can unwind.
As we begin to generate significant net revenue from sale of therapies, we may benefit from the U.K.’s “patent box” regime, which allows profits attributable to revenues from patents or patented products to be taxed at a lower rate than other revenue. The effective rate of tax for relevant streams of revenue for companies receiving this relief is 10%.
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue
The following table summarizes our total revenue (in thousands):

	Three Months Ended March 31,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
Revenue from sale of therapies, net	93,881	70,342	23,539	33.5%
Collaboration revenue	—	160	(160)	(100.0)%
Total revenue	$93,881	$70,502	$23,379	33.2%
Revenue from sale of therapies, net

Revenue from sale of therapies, net is presented by country / region based on location of the end customer below (in thousands).

	Three Months Ended March 31,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
United States	$56,607	$50,026	$6,581	13.2%
Europe	32,804	18,952	13,852	73.1%
International	4,470	1,364	3,106	227.7%
Revenue from sale of therapies, net	$93,881	$70,342	$23,539	33.5%

For the three months ended March 31, 2025, we generated net revenue from sale of therapies of $93.9 million, due to the sale of KIMMTRAK, of which $56.6 million was in the United States, $32.8 million in Europe (including the impact of a net decrease in estimated reserves related to prior periods of $6.0 million) and $4.5 million in International. Revenue from sale of therapies, net increased in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due primarily to global country expansion and increased sales volume in the United States, as we continued our commercialization efforts.
R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Three Months Ended March 31,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$17,305	$26,700	$(9,395)	(35.2)%
Tebentafusp programs	7,990	5,894	2,096	35.6%
Infectious disease programs	1,405	2,246	(841)	(37.4)%
All other external clinical and preclinical costs	11,231	6,499	4,732	72.8%
Total external R&D expenses	37,931	41,339	(3,408)	(8.2)%
Internal R&D expenses:
Salaries and other employee-related costs	11,043	9,754	1,289	13.2%
Share-based compensation expense	2,181	1,980	201	10.2%
All other internal R&D costs	7,399	6,209	1,190	19.2%
U.K. R&D tax credits	(2,086)	(1,823)	(263)	14.4%
Total internal R&D expenses	18,537	16,120	2,417	15.0%
Total R&D expenses	$56,468	$57,459	$(991)	(1.7)%
For the three months ended March 31, 2025, our R&D expenses were $56.5 million, compared to $57.5 million for the three months ended March 31, 2024.
For the three months ended March 31, 2025, our external R&D expenses decreased by $3.4 million primarily due to a decrease of $9.4 million in expenses incurred for our PRAME programs as a result of higher costs related to timing of manufacturing batches and purchases of drug consumables for our clinical trials in the three months ended March 31, 2024. This was partially offset by expenses incurred for our tebentafusp programs which increased by $2.1 million primarily due to the advanced cutaneous melanoma ("TEBE-AM") and ATOM Phase 3 trials. All other external clinical and preclinical costs increased by $4.7 million due to continued progress in the pipeline, primarily related to our autoimmune programs.
For the three months ended March 31, 2025, our internal R&D expenses increased by $2.4 million primarily due to an increase in salaries and other employee-related costs and all other internal R&D costs due to the growth of our clinical and preclinical programs.

We expect our R&D expenses to increase in future periods as we advance our trials and further develop our clinical and preclinical pipeline.

SG&A Expenses
For the three months ended March 31, 2025, our SG&A expenses were $40.2 million, compared to $39.3 million for the three months ended March 31, 2024, an increase of $0.9 million. The increase is due to costs related to commercial and business support functions to support our growing pipeline and global commercial expansion.

Interest Income and Interest Expense
For the three months ended March 31, 2025, interest income was $4.2 million compared to $8.2 million for the three months ended March 31, 2024. This decrease of $4.0 million was due to reduced cash and cash equivalents balances related to purchases of marketable securities of $350.0 million in the second quarter of 2024. For the three months ended March 31, 2025, interest expense was $3.0 million compared to $3.2 million for the three months ended March 31, 2024 and the decrease was primarily related to interest on the Pharmakon loan in 2024, which was repaid in November 2024.

Foreign Currency Gain (Loss)

For the three months ended March 31, 2025, foreign currency gain was $3.1 million compared to a loss of $2.4 million for the three months ended March 31, 2024. This change of $5.5 million reflects favorable exchange rate movements mainly due to the weakening of the U.S. dollar against the pound sterling and the euro in the three months ended March 31, 2025.
Other Income (Expense), Net
For the three months ended March 31, 2025, other income, net was $5.5 million compared to other expense, net of $0.2 million for the three months ended March 31, 2024. The change is primarily related to income on our marketable securities purchased in the second quarter of 2024, including the unrealized gains resulting from the change in fair value.
Income Tax Expense
For the three months ended March 31, 2025, the income tax expense was $1.1 million compared to $0.4 million for the three months ended March 31, 2024. This was driven by a lower deduction in the United States related to share option exercises in the three months ended March 31, 2025.
Liquidity and Capital Resources
Sources of Liquidity
Although we have recorded revenue from the sale of therapies, we have continued to incur operating losses and cumulative negative cash flows from our operations since our inception. We have an accumulated deficit of $790.7 million as of March 31, 2025.
Since our inception, we have funded our operations primarily with proceeds from sales of equity securities, product sales, debt financings and historical payments from collaboration partners. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $476.8 million and $455.7 million, respectively, and marketable securities of $360.2 million and $364.6 million, respectively.
In September 2022, we entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may issue and sell ADSs, each representing one ordinary share, having an aggregate offering price of up to $250 million, from time to time, in one or more at-the-market offerings, for which Jefferies will act as sales agent and/or principal. The at-the-market facility has been registered under the Securities Act pursuant to our Registration Statement on Form S-3ASR (File No. 333-278120). As of March 31, 2025, no issuances or sales had been made pursuant to the Sales Agreement.
In February 2024, we completed a private offering of $402.5 million aggregate principal amount of the Notes. Our net proceeds from the offering of the Notes were $389.1 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Notes are senior, unsecured obligations of the Company and will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. The Notes will accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024, at a rate of 2.50% per year. Part of the proceeds were used to repay in full loans outstanding under our previous loan agreement with Pharmakon.
Other than the above mentioned indebtedness, we currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our lease obligations and supplier purchase commitments in the normal course of business.

Cash Flows
As of March 31, 2025, we had cash and cash equivalents of $476.8 million, as compared to $455.7 million as of December 31, 2024 and we also have marketable securities of $360.2 million as of March 31, 2025 as compared to $364.6 million as of December 31, 2024. Our working capital was $799.5 million as of March 31, 2025, compared to $717.7 million as of December 31, 2024.
The following table summarizes the primary sources and uses of cash and cash equivalents for each period presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents at beginning of period	$455,731	$442,626
Net cash provided by (used in) operating activities	435	(4,587)
Net cash provided by (used in) investing activities	9,702	(430)
Net cash provided by financing activities	2,551	396,012
Net foreign exchange difference on cash held	8,426	(800)
Cash and cash equivalents at end of period	$476,845	$832,821

Net cash provided by our operating activities was $0.4 million for the three months ended March 31, 2025, compared to cash used in operating activities of $4.6 million for the three months ended March 31, 2024. The increase of $5.0 million in the three months ended March 31, 2025 was primarily due to an increase in net revenue from sale of therapies and cash collections, partially offset by a decrease in accrued expenses related to timing of payments.
Net cash provided by investing activities was $9.7 million compared to cash used in investing activities of $0.4 million for the three months ended March 31, 2025 and 2024, respectively. The net cash provided by investing activities increased for the three months ended March 31, 2025 due to proceeds from the sale of marketable securities.
Net cash provided by our financing activities during the three months ended March 31, 2025 was $2.6 million compared to $396.0 million for the three months ended March 31, 2024. The decrease of $393.4 million was the result of the net cash proceeds from the Notes of $389.1 million in the three months ended March 31, 2024 with no similar proceeds received in March 31, 2025, in addition to a decrease in exercise of share options.
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

•maintain, protect, defend, enforce and expand our intellectual property portfolio; and
•experience any delays, interruptions or encounter issues with any of the above, including any delays or other impacts as a result of the war in Ukraine, the conflict in the Middle East, global geopolitical tension, worsening macroeconomic conditions, including supply chain disruptions, fluctuations in interest rates, rising inflation, tariffs and other trade barriers, or health epidemics or pandemics.
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
We held cash and cash equivalents of $476.8 million and marketable securities of $360.2 million as of March 31, 2025. Based on our current operating plans, we expect that our existing cash and cash equivalents and marketable securities balances, along with anticipated revenue from KIMMTRAK, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report. Given our need for additional financing to support the long-term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.
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
•the continued costs of operating as a public company;
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
Contractual Obligations
Leases and manufacturing
As part of our ongoing operations, we have material contractual lease obligations over expected lease terms of several years and expiry dates extending to 2043 primarily for our most significant facilities in the United Kingdom. These obligations and potential obligations could result in payments of up to $69.7 million. The majority of such payments represent longer-term commitments as outlined in the notes to our condensed consolidated financial statements. The lease agreements are cancellable assuming certain conditions are met prior to expiry. We expect to continue to incur expenses for such leases for the foreseeable future. As we continue to grow, launch further products or expand our operations in other countries, we may determine that it is necessary to enter into further lease agreements, which would further increase our cash outflows. Further obligations or commitments in the near term relate to our capital expenditure requirements for the purpose of improving our leased facilities. If we continue to grow, such commitments may become significant in value.
We have a number of existing manufacturing obligations, some of which relate to the manufacture of KIMMTRAK. We have similar obligations related to our earlier stage programs. These obligations and potential obligations could result in payments of up to $27.5 million, and are expected to increase as we continue to advance our pipeline in 2025 and beyond. While we have already incurred costs for commercial launches of KIMMTRAK in the United States, Europe and other territories, additional manufacturing obligations may arise in future in relation to product sales in these territories. We have also entered into third-party agreements relating to marketing and distribution of KIMMTRAK. The majority of such obligations have standard payment terms, and our level of non-cancellable commitments with such parties is not considered material. To meet demand, we may amend or enter into further agreements with CMOs or other parties which could cause our cash requirements to increase. While receipts from the sale of KIMMTRAK or other future products may fund our ongoing manufacturing and sales efforts, there can be no assurance that we will earn such revenues. In the longer term, if we received regulatory approval for our other product candidates, we would expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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

In February 2024, we completed a private offering of $402.5 million aggregate principal amount of the Notes, including the exercise in full of the initial purchasers’ option to purchase up to an additional $52.5 million principal amount of Notes. Our net proceeds from the offering of the Notes were $389.1 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Notes are senior, unsecured obligations of the Company and will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. The Notes will accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024, at a rate of 2.50% per year. See Note 5. “Interest-bearing loans and borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report for further information.
Our Key Collaboration Agreements

BMS Collaboration

In February 2024, we entered into a clinical trial collaboration and supply agreement with BMS (the "BMS Agreement") to investigate our ImmTAC bispecific TCR candidate targeting PRAME HLA-A*02:01, brenetafusp, in combination with BMS’s nivolumab, in first-line advanced cutaneous melanoma. Under the terms of the BMS Agreement, we are sponsoring and funding the registrational Phase 3 clinical trial of brenetafusp in combination with nivolumab in first-line advanced cutaneous melanoma (PRISM-MEL-301), and BMS is providing nivolumab. No monetary consideration is transferred as a result of the BMS Agreement.
Critical Accounting Estimates
Our condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, respectively, have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the value of assets and liabilities—as well as contingent assets and liabilities—as reported on the balance sheet date, and revenues and expenses arising during the fiscal period.
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
Judgment has historically been required in determining expected rebate percentages for the amount of net revenue from sale of therapies in France. Rebates payable were subject to a high degree of estimation uncertainty. Our estimate of these rebates represented the difference between the expected agreed price for the commercial sale of KIMMTRAK in France, which has historically been subject to negotiation, and the initial price of tebentafusp and KIMMTRAK until the Company completed price negotiations in France during the three months ended March 31, 2025. Analysis of further legislative requirements, sales volumes and the expected benefit of KIMMTRAK to patients in France was also required in the assessment of rebates payable. We applied judgement to assess internal targets, pricing information of other therapies approved for sale in France, information obtained from price negotiations of KIMMTRAK in other countries, and information connected with KIMMTRAK’s safety profile when forming our estimated rebate deduction from revenue. For other European markets where the price is open to negotiation, judgements are made in line with expected pricing outcomes.
Our total accrued revenue deductions as of March 31, 2025 were $121.3 million, including amounts of $8.6 million for the critical estimates subject to greater estimation uncertainty and judgments described above. These amounts are included within Accrued expenses and other current liabilities and Accrued expenses, non-current in the Condensed Consolidated Balance Sheet as of March 31, 2025.
A 20% increase or decrease in estimates of expected rebate and chargeback percentages for amounts payable to governments or government agencies for the critical estimates described above would have resulted in a $1.7 million reduction or increase in Revenue from sale of therapies, net reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025. We believe our expected values of accruals reported in the Condensed Consolidated Balance Sheet are materially appropriate; however, due to the uncertainties and judgements outlined above, it is possible eventual amounts could significantly differ to these estimates. For critical estimates reported as of December 31, 2024, additional information including completing price negotiations in France and Germany in the three months ended March 31, 2025 resulted in a change in estimate of $6.0 million of net decrease to our total accrued revenue deductions as of March 31, 2025.
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
Interest Rate Risk
Our exposure to changes in interest rates relates to investments in deposits and to changes in the interest for overnight deposits and marketable securities. Changes in the general level of interest rates may lead to an increase or decrease in the fair value of these investments.

In February 2024, we completed a private offering of $402.5 million aggregate principal amount of Notes, which mature on February 1, 2030, unless earlier converted, redeemed, or repurchased. The Notes accrue interest payable semiannually at a fixed rate of 2.50% per annum, commencing August 1, 2024. Issuance costs totaling $13.4 million are being amortized as interest expense at an effective rate of 3.06% over the life of the Notes. Given the fixed interest rate, the Company is not subject to interest rate risk with respect to these Notes. However, changes in market interest rates could affect the fair value of the Notes and the price of our ADSs, influencing the decision of noteholders to convert their Notes.
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
Our cash and cash equivalents were $476.8 million and $455.7 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, 75% of our cash and cash equivalents were held by our U.K. operating subsidiary, of which 45% were denominated in U.S. dollars, 40% were denominated in pounds sterling and 15% were denominated in euros. All of our marketable securities were held by our U.K. parent company and were denominated in U.S. dollars. The remainder of our cash and cash equivalents are held in the United States and denominated in U.S. dollars. Changes in exchange rates had an impact on U.S. dollar cash and cash equivalents balances held by our main operating subsidiary in the United Kingdom, which resulted in foreign exchange losses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the three months ended March 31, 2025 and 2024. These losses were more than offset by foreign exchange gains primarily on pound sterling denominated intercompany loans. Further movements in exchange rates or returns to previous exchange rate levels have caused, and may continue to cause, material fluctuations or equivalent losses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
A five percentage point increase in exchange rates would reduce the carrying value of net financial assets and liabilities held in foreign currencies as of March 31, 2025 by $5.7 million and as of December 31, 2024 by $6.5 million. A five percentage point decrease in exchange rates would increase the carrying value of net financial assets and liabilities held in foreign currencies as of March 31, 2025 by $5.7 million and as of December 31, 2024 by $6.5 million.
Credit Risk
We are exposed to credit risk from our operating activities, primarily accounts receivable, and cash and cash equivalents and marketable securities held with banks and financial institutions. Cash and cash equivalents and marketable securities are maintained with high-quality financial institutions in the United Kingdom and United States. We are also potentially subject to concentrations of credit risk in our accounts receivable with respect to amounts owed by a limited number of entities comprising our customer base. Our exposure to credit losses is low, however, owing largely to the credit quality of our distributors and other customers, the significant majority of which are considerably larger than us.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits

Exhibit Number		Incorporation by Reference
	Description	Schedule / Form	File Number	Exhibit	Filing Date
3.1	Articles of Association of Immunocore Holdings plc	10-Q	001-39992	3.1	August 8, 2024
4.1	First Supplemental Indenture, dated as of March 17, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39992	4.1	March 17, 2025
31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**
This certification is deemed furnished, not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMUNOCORE HOLDINGS PLC

Date:	May 7, 2025	By:	/s/ Bahija Jallal
			Name:	Bahija Jallal, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ Travis Coy
			Name:	Travis Coy
			Title:	Chief Financial Officer
(Principal Financial Officer)