Form 10-Q
period 2025-06-30
Immunocore Holdings plc
filed 2025-08-07
CIK 1671927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, the registrant had 50,387,068 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, par value £0.002, consisting of (i) 49,652,671 voting ordinary shares and 734,397 non-voting ordinary shares.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
Immunocore Holdings plc
Condensed Consolidated Balance Sheets
(Unaudited) (In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$487,933	$455,731
Marketable securities	394,878	364,645
Accounts receivable, net	69,761	63,009
Prepaid expenses and other current assets	44,270	41,033
Inventory, net	5,456	5,446
Total current assets	1,002,298	929,864
Property and equipment, net	9,548	10,092
Operating lease right of use assets, net	39,428	37,643
Deferred tax assets, net	14,077	14,790
Other non-current assets	17,036	17,117
Total assets	$1,082,387	$1,009,506
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$23,856	$25,100
Accrued expenses and other current liabilities	143,785	185,534
Deferred revenue, current	594	—
Operating lease liabilities, current	1,843	1,547
Total current liabilities	170,078	212,181
Accrued expenses, non-current	83,960	—
Deferred revenue, non-current	5,247	5,434
Operating lease liabilities, non-current	42,561	40,162
Interest-bearing loans and borrowings	392,060	391,013
Total liabilities	693,906	648,790
Commitments and contingencies (Note 10)

Shareholders’ equity
Ordinary shares (voting and non-voting), £0.002 par value, most recent authority to allot up to a maximum nominal value of £149,633 and £97,454 shares as of June 30, 2025 and December 31, 2024, respectively, and 50,372,068 and 50,064,860 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	135	135
Deferred shares, £0.0001 par value, 5,793,501 shares authorized, issued and outstanding as of June 30, 2025 and December 31, 2024.	1	1
Additional paid-in capital	1,215,997	1,190,104
Accumulated deficit	(801,038)	(795,761)
Accumulated other comprehensive loss	(26,614)	(33,763)
Total shareholders' equity	388,481	360,716
Total liabilities and shareholders' equity	$1,082,387	$1,009,506
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Revenue from sale of therapies, net	$97,964	$75,347	$191,845	$145,689
Collaboration revenue	—	53	—	213
Total revenue	97,964	75,400	191,845	145,902
Cost and operating expenses:
Cost of revenue from sale of therapies	(1,040)	(1,707)	(1,871)	(1,953)
Research and development expense	(69,008)	(51,072)	(125,476)	(108,531)
Selling, general and administrative expense	(42,791)	(38,638)	(82,989)	(77,925)
Loss from operations	(14,875)	(16,017)	(18,491)	(42,507)
Other income (expense):
Interest income	4,271	6,239	8,447	14,485
Interest expense	(3,045)	(4,277)	(6,070)	(7,516)
Foreign currency (loss) gain	(738)	(508)	2,342	(2,914)
Other income, net	4,693	4,433	10,162	4,243
Net loss before income taxes	(9,694)	(10,130)	(3,610)	(34,209)
Income tax expense	(606)	(1,486)	(1,667)	(1,843)
Net loss	$(10,300)	$(11,616)	$(5,277)	$(36,052)
Other comprehensive income:
Exchange differences on translation of foreign operations	6,476	944	7,149	1,841
Total comprehensive (loss) income	$(3,824)	$(10,672)	$1,872	$(34,211)

Basic and diluted net loss per share	$(0.20)	$(0.23)	$(0.11)	$(0.72)
Basic and diluted weighted-average number of shares outstanding	50,294,205	50,014,086	50,191,018	49,944,767
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2024	50,064,860	$135	5,793,501	$1	$1,190,104	$(795,761)	$(33,763)	$360,716
Net income	—	—	—	—	—	5,023	—	5,023
Other comprehensive income	—	—	—	—	—	—	673	673
Exercise of share options	119,749	—	—	—	2,551	—	—	2,551
Share-based compensation expense	—	—	—	—	9,516	—	—	9,516
As of March 31, 2025	50,184,609	$135	5,793,501	$1	$1,202,171	$(790,738)	$(33,090)	$378,479
Net loss	—	—	—	—	—	(10,300)	—	(10,300)
Other comprehensive income	—	—	—	—	—	—	6,476	6,476
Exercise of share options	187,459	—	—	—	3,670	—	—	3,670
Share-based compensation expense	—	—	—	—	10,156	—	—	10,156
As of June 30, 2025	50,372,068	$135	5,793,501	$1	$1,215,997	$(801,038)	$(26,614)	$388,481

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

Immunocore Holdings plc
Condensed Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(5,277)	$(36,052)
Adjustments for:
Share-based compensation expense	19,522	18,964
Depreciation	1,634	2,003
Unrealized foreign exchange (gains) losses, net	(607)	1,404
Unrealized gains on marketable securities	(10,162)	(4,613)
Non-cash lease expense	1,114	864
Other	1,049	951
Changes in assets and liabilities:
Increase in accounts receivable	(3,341)	(8,861)
Decrease (increase) in prepayments and other current assets	365	(4,058)
(Decrease) increase in accounts payable	(3,587)	2,164
Increase in accrued expenses	22,787	46,031
Decrease in deferred revenue	(97)	—
Decrease in operating lease liabilities	(528)	(1,136)
Decrease in other operating assets	3,527	92
Increase in other operating liabilities	—	1,132
Net cash provided by operating activities	26,399	18,885
Cash flows from investing activities
Purchase of marketable securities	(30,000)	(350,000)
Proceeds from sale of marketable securities	10,000	—
Purchase of property and equipment	(712)	(761)
Net cash used in investing activities	(20,712)	(350,761)
Cash flows from financing activities
Proceeds from exercise of share options	6,221	6,052
Proceeds from issue of convertible loan notes	—	402,500
Payments for debt issuance costs	—	(13,358)
Net cash provided by financing activities	6,221	395,194
Increase in net cash and cash equivalents	11,908	63,318
Net foreign exchange difference on cash held	20,294	(959)
Cash and cash equivalents at beginning of period	455,731	442,626
Cash and cash equivalents at end of period	$487,933	$504,985
Supplemental disclosure of cash flow information
Cash paid for interest	$(5,031)	$(2,442)
Cash paid for income taxes, net of refunds	$(1,510)	$(59)
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
In January and April 2022, the Company received approval from the U.S. Food and Drug Administration ("FDA") and European Commission ("EC"), respectively, for its lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma. The Company has subsequently received approvals in further territories, and the Company continues to launch and seek approvals in additional territories. KIMMTRAK is now approved in 39 countries and the Company has commercially launched the product in 28 countries, including the United States, Germany and France, among other territories.
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required for the full annual financial statements and should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 26, 2025 (the "Annual Report").
The accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present a fair statement of the financial position, results of operations, and cash flows for the interim periods reported. In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.
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
As of June 30, 2025 and December 31, 2024, the Company held $362.4 million and $338.1 million, respectively, of money market funds required to be measured at fair value on a recurring basis within cash and cash equivalents. In addition, as of June 30, 2025 and December 31, 2024, the Company held $394.9 million and $364.6 million of marketable securities, respectively, including unrealized gains of $10.2 million and $14.6 million, respectively. The fair value of these cash equivalents and marketable securities is based on quoted prices from active markets (Level 1 inputs). Other financial instruments, although not recorded at fair value on a recurring basis, include cash, accounts receivable, accounts payable and debt obligations.

The fair value of borrowings under the convertible senior notes (the “Notes”, disclosed in Note 5. “Interest-bearing loans and borrowings”) were based on Level 2 inputs, which include observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of debt instruments. After initial recognition, borrowings are measured at amortized cost using the effective interest method.

Significant accounting policies
With the exception of the below policy, the significant accounting policies used in the preparation of these condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 are consistent with those disclosed in Note 2. "Summary of Significant Accounting Policies" in the audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report.

Share-based compensation
The Company operates equity-settled, share-based compensation plans whereby employees and directors are granted restricted share units ("RSUs") or options to purchase shares in the Company. The fair value of grants is expensed over the vesting period, which is the period in which the services are received. The majority of the Company’s awards have graded vesting schedules, and the expense for these awards is recognized over the requisite service period for each separate vesting portion as if the grant, in substance, represented multiple awards. The grant date fair value of RSUs is based on the market value of the Company's shares on the date of grant. The grant date fair value of options is calculated using the Black-Scholes valuation model.
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

Recently issued and recently adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for the year beginning January 1, 2025. The amendments should be applied on a prospective basis, with retrospective application permitted. The Company is currently assessing the impact of this guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure in the notes to the financial statements, at each interim and annual reporting period, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. This ASU is effective for all public entities for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. This ASU should be applied either prospectively to financial statements issued after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating these new disclosure requirements and the impact of adoption on its financial statements.
3. Revenue
During the three and six months ended June 30, 2025, the Company recognized $98.0 million and $191.8 million, respectively (2024: $75.3 million and $145.7 million, respectively) of net revenue from sale of therapies relating to the sale of KIMMTRAK primarily in the United States and Europe after estimated deductions for rebates, chargebacks and returns, which are recognized in Accrued expenses and other current liabilities and Accrued expenses, non-current, as set out in the Company’s accounting policies included in the Annual Report.
Revenue from sale of therapies, net is presented by country / region based on the location of the end customer below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$64,087	$55,606	$120,694	$105,632
Europe	33,042	15,404	65,846	34,356
International	835	4,337	5,305	5,701
Revenue from sale of therapies, net	$97,964	$75,347	$191,845	$145,689

Revenue from sale of therapies, net for the three and six months ended June 30, 2025 included $5.2 million and $12.6 million, respectively (2024: $5.0 million and $7.2 million, respectively), of partnered revenue pursuant to the Company's separate agreements with Medison Pharma Ltd. ("Medison") and Er-Kim Pharmaceuticals Bulgaria EOOD ("Er-Kim"). Revenue from these agreements is allocated between the Company's European and international markets.
Accounts receivable from contracts with customers
Accounts receivable as of June 30, 2025 and December 31, 2024 were $69.8 million and $63.0 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of June 30, 2025 and December 31, 2024 were immaterial.
Accruals for rebates, chargebacks and returns
Current and non-current accruals for rebates, chargebacks and returns as of June 30, 2025 were as follows (in thousands):

	Rebates	Chargebacks	Returns	Total
As of December 31, 2024	$108,521	$2,038	$365	$110,924
Provisions related to sales in the period	78,009	20,001	7,247	105,257
Adjustments related to sales in prior periods	(5,983)	—	—	(5,983)
Credits and payments made	(34,372)	(19,578)	(6,780)	(60,730)
As of June 30, 2025	$146,175	$2,461	$832	$149,468

Included in the above are non-current accruals for rebates, chargebacks and returns of $83.4 million and $0 million as of June 30, 2025 and December 31, 2024, respectively, which are not required to be paid in the twelve months from the balance sheet date following additional information received in the six months ended June 30, 2025. The adjustments related to prior period sales in the period ended June 30, 2025 were due to changes in estimates primarily related to European pricing negotiations.
Deferred revenue
Current and non-current deferred revenue as of June 30, 2025 and December 31, 2024 relates to a revised distribution agreement with Medison entered into in November 2022. Under the revised agreement, the Company received a non-refundable payment of $5.0 million in exchange for granting Medison exclusive distribution rights in South America. The Company has determined that the deferred revenue relates to the Company’s single, combined performance obligation to supply KIMMTRAK to Medison and to grant Medison the exclusive right to distribute KIMMTRAK in South America. The revenue will be recognized on a straight-line basis over the term of the contract of 10 years from the date of the first commercial sale in the territory. Following the first commercial sale in the territory during the three months ended June 30, 2025, the Company began recognizing this revenue within net revenue from sale of therapies and consequently the Company reclassified the portion of deferred revenue expected to be recognized over the next twelve months as current.
4. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Rebates, chargebacks and returns	$66,030	$110,924
Clinical accruals	43,787	41,448
Employee related expenses	7,930	13,102
Contract manufacturing	12,174	4,764
Interest accruals	4,193	4,205
Commercial services	3,906	2,483
Other accruals	5,765	8,608
	$143,785	$185,534
See Note 3. “Revenue” for a breakdown of rebates, chargebacks and returns.
Clinical accruals primarily represent unbilled work undertaken by contract research organizations as part of the advancement of the Company's clinical programs.

As of June 30, 2025, rebates, chargebacks and returns of $83.4 million were recorded in Accrued expenses, non-current, of which $45.9 million were reclassified from Accrued expenses and other current liabilities as of December 31, 2024 as they are no longer required to be paid in the twelve months from the balance sheet date following additional information received in the six months ended June 30, 2025.
5. Interest-bearing loans and borrowings
Interest-bearing loans and borrowings consisted of the following as of June 30, 2025 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(10,440)	$392,060	$347,840	Level 2

Interest-bearing loans and borrowings consisted of the following as of December 31, 2024 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(11,487)	$391,013	$337,174	Level 2

Interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Convertible senior notes
Coupon interest	$2,515	$2,480	$5,031	$4,107
Amortization of debt issuance costs	530	513	1,039	832
Pharmakon loan	—	1,284	—	2,577
Total interest expense	$3,045	$4,277	$6,070	$7,516
6. Share-based compensation
The following table shows the total share-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,318	$2,172	$4,499	$4,152
Selling, general and administrative	$7,715	$7,828	$15,023	$14,812

Equity Incentive Plan
Under the Company’s Equity Incentive Plan ("EIP"), the Company may grant market value options, share appreciation rights or restricted shares, restricted share units ("RSUs"), performance share units and other share-based awards to the Company’s employees. The Company’s board members and consultants are eligible to receive awards under the Company’s non-employee sub-plan to the EIP. Awards may be granted at such times as the Company may determine, but will generally be granted annually following the end of the financial year. Awards vest at such times and as specified in the award agreement, typically being over a four-year period, although the Company retains the discretion to provide for other vesting schedules. If the participant violates the non-competition, non-solicitation, confidentiality or other similar restrictive covenant provisions of any employment contract, the right of the participant to receive these shares on vesting shall terminate immediately. The Company maintains discretion over the type and terms of equity awards granted. Share options lapse on the tenth anniversary from the date of grant, and they are not subject to performance conditions or entitled to dividends. As of June 30, 2025, the Company has reserved 6,139,943 authorized shares for future issuance under the EIP.
Share option activity
The number and weighted average exercise prices of share options were as follows:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	9,422,875	$31.14	6.0 years	$50,455
Awards granted	1,739,305	29.50
Awards exercised	(307,208)	20.26
Awards forfeited	(49,041)	45.70
Awards expired	(65,282)	25.53
Outstanding as of June 30, 2025	10,740,649	$31.14	6.3 years	$63,484
Exercisable as of June 30, 2025	7,833,332	$27.51	5.3 years	$59,041
As of June 30, 2025, total unrecognized compensation expense related to share options granted but not vested was $31.8 million, which the Company expects to recognize over a remaining weighted-average period of 1.7 years.
Awards granted in the three and six months ended June 30, 2025 and 2024 have been valued using the Black-Scholes option pricing model. The assumptions used in the models for share options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share price at grant date	$28.63 - $29.06	$46.05 - $62.94	$28.63 - $29.60	$46.05 - $70.05
Exercise price	$28.63 - $29.06	$46.05 - $62.94	$28.63 - $29.60	$46.05 - $70.05
Expected volatility	52.92% - 53.65%	55.24% - 57.04%	52.92% - 55.78%	55.24% - 66.17%
Expected life	5.5 years	5.5 years	5.5 years	5 years - 5.5 years
Risk free rate	3.94% - 4.12%	4.34% - 4.56%	3.94% - 4.41%	3.93% - 4.56%
Fair value	$15.11 - $15.27	$25.23 - $34.99	$15.11 - $16.21	$25.23 - $40.47
Restricted share unit activity
In February 2025, the Company granted RSU awards that vest over a four-year service period with 25% on each anniversary of the grant date. An RSU award represents the right to receive one of the Company’s ADSs upon vesting of the RSU. The fair value of each RSU award is based on the closing price of the Company’s ADSs on Nasdaq on the date of grant.

The number and weighted average fair value of RSUs were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	—	$—
Awards granted	489,502	29.59
Awards vested	—	—
Awards forfeited	(9,509)	29.60
Unvested and outstanding as of June 30, 2025	479,993	$29.59
As of June 30, 2025, total unrecognized compensation expense related to RSUs granted but not vested was $10.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.2 years.
7. Basic and diluted net loss per share
Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(10,300)	$(11,616)	$(5,277)	$(36,052)
Basic and diluted weighted-average number of shares outstanding	50,294,205	50,014,086	50,191,018	49,944,767
Basic and diluted net loss per share	$(0.20)	$(0.23)	$(0.11)	$(0.72)
A total of 11,220,642 shares issuable upon the exercise of outstanding share options and vesting of RSUs as of June 30, 2025 (June 30, 2024: 9,640,204), have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect.

For the three and six months ended June 30, 2025, shares issuable upon the potential conversion of all of the Notes were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect.

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
The Company’s consolidated estimated effective tax rate for the three and six months ended June 30, 2025 was (6.3)% and (46.1)%, respectively. During the three and six months ended June 30, 2025, the Company recorded a tax charge of $0.6 and $1.7 million respectively (June 30, 2024: $1.5 and $1.8 million, respectively). The Company benefits from the U.K. large company Research & Development Expenditure Credit ("RDEC") regime which can generate a cash rebate of up to 15% of qualifying research and development expenditures incurred after April 1, 2023. Tax credits receivable under the RDEC regime are recorded "above the line" as a reduction from research and development expenses. For the three and six months ended June 30, 2025, the Company excluded the United Kingdom from the calculation of the annual estimated tax rate as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.
A net deferred tax asset of $14.1 million has been recognized as of June 30, 2025 (December 31, 2024: $14.8 million) primarily representing research and development credits and share-based compensation for one of the Company’s U.S. subsidiaries, Immunocore LLC, following an annual assessment, or periodically as required, of all available and applicable information, including its forecasts of costs and future profitability and the resulting ability to reverse the recognized deferred tax assets over a short period of time.
During the six months ended June 30, 2025, the Company received U.K. tax credits of $6.8 million relating to research and development expenditure in the year ended December 31, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$97,964	$75,400	$191,845	$145,902
Less:
Cost of revenue from sale of therapies	(1,040)	(1,707)	(1,871)	(1,953)
External research and development (R&D) expenses:
PRAME programs	(20,678)	(21,932)	(37,983)	(48,632)
Tebentafusp programs	(10,417)	(4,557)	(18,407)	(10,451)
Infectious disease programs	(1,325)	(1,439)	(2,730)	(3,685)
All other external clinical and preclinical costs	(15,253)	(4,449)	(26,484)	(10,948)
Total external R&D expenses	(47,673)	(32,377)	(85,604)	(73,716)
R&D salaries and other employee-related costs	(12,907)	(12,221)	(23,950)	(21,975)
Selling, general and administrative (SG&A) salaries and other employee-related costs	(12,827)	(10,481)	(25,045)	(25,321)
Other SG&A expenses	(22,249)	(20,329)	(42,921)	(37,792)
Other segment expense, net (a)	(11,568)	(9,901)	(17,731)	(21,197)
Segment and consolidated net loss	$(10,300)	$(11,616)	$(5,277)	$(36,052)

(a) Other segment expenses, net includes other internal R&D expenses, share-based compensation expense, R&D tax credits, interest income, interest expense, foreign currency (loss) gain, other income, net and income tax expense.

10. Commitments and contingencies
Lease commitments
The maturities of operating lease liabilities as of June 30, 2025 were as follows (in thousands):

Remainder of 2025	$2,589
2026	5,300
2027	5,188
2028	5,453
2029	5,296
2030 and thereafter	49,857
Total lease payments	73,683
Less imputed interest	(29,279)
Present value of operating lease liabilities	$44,404
Manufacturing commitments
The Company enters into a number of manufacturing commitments for the future purchase of materials and contract manufacturing services. While the majority of such contracts can be cancelled on reasonable notice, due to the significant ongoing expenditure associated with the Company’s programs, including brenetafusp, the Company estimates it has noncancellable commitments in relation to the development and supply of product candidates totaling $23.0 million, the majority of which are estimated to be paid within twelve months from the balance sheet date.

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

In 2022, we received approval for our lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma ("mUM") from the FDA, the European Commission, and other health authorities. KIMMTRAK is now approved in 39 countries for the treatment of unresectable or mUM. We have commercially launched KIMMTRAK in 28 countries globally including the United States, Germany and France through June 30, 2025, with further commercial launches planned in additional territories where KIMMTRAK is approved.
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
We have incurred significant operating losses and expect to continue to incur significant expenses and operating losses for the near future. We had net losses of $10.3 million and $5.3 million for the three and six months ended June 30, 2025, respectively, and net losses of $11.6 million and $36.1 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, our accumulated deficit was $801.0 million. We expect to continue to incur significant and increasing expenses and to incur operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

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
Recent Developments

In June 2025, we signed a distribution and commercialization agreement with Er-Kim for KIMMTRAK, in relation to the treatment of HLA-A*02:01-positive adults with unresectable or metastatic uveal melanoma, in Turkey, the Middle East, North Africa, the Caucasus and the Commonwealth of Independent States regions.

We have now activated over 150 clinical trial sites around the world, enrolling patients in our PRISM-MEL-301, the registrational Phase 3 clinical trial evaluating brenetafusp + nivolumab versus a control arm of either nivolumab or nivolumab + relatlimab for HLA-A*02:01 positive patients with first-line, advanced or metastatic cutaneous melanoma.

We have announced that we will present data from the single ascending dose portion of the Phase 1 trial of IMC-I109V for people living with HBV or HBV-positive hepatocellular carcinoma at the 2025 American Association for the Study of Liver Diseases’ Meeting in November 2025.

Components of Results of Operations
Revenue
Revenue from sale of therapies, net
Revenue from sale of therapies, net relates to the sale of KIMMTRAK following marketing approval. We recognize net revenue from sale of therapies at the point in time that control transfers to a customer, which is typically on delivery to our distributors and healthcare providers. We also operate under consignment arrangements where control passes when our distributors take KIMMTRAK out of consignment inventory. The amount of revenue recognized reflects the consideration to which we expect to be entitled, net of estimated deductions for rebates, chargebacks and product returns. These estimates consider contractual and statutory requirements, the expected payor and patient mix, sell-through data, our customers’ inventory levels, anticipated demand and the volume of customer purchase orders, internal data, and other information provided by our customers and third-party logistics providers, and in certain countries, pricing negotiations. Further information on estimates is provided under the section below headed, “Critical Accounting Estimates”.
Collaboration revenue
Historically, collaboration revenue arose under our collaboration agreements and consisted of non-refundable upfront payments, development milestone payments, as well as reimbursement of certain research and development expenses. We have no continuing performance obligations under our historical collaboration agreements.

Operating Expenses
Cost of revenue from sale of therapies
Cost of revenue from sale of therapies represents production costs including raw materials, external manufacturing costs, and other costs incurred in bringing inventories to their location and condition prior to sale. Cost of revenue from sale of therapies may also include costs related to manufacturing losses and excess or obsolete inventory costs. For example, in June 2025, we initiated a global Class III voluntary recall for one batch of KIMMTRAK (tebentafusp) relating to an unexpected result in routine stability testing. As of the date of this Quarterly Report, based on all available data to date, we do not expect there will be a material impact on KIMMTRAK or our financial statements. Overheads and internal costs of revenue from sale of therapies are minimal under our manufacturing arrangements.
Research and development expenses
Research and development ("R&D") expenses consist primarily of costs incurred for current or planned investigations undertaken with the prospect of gaining new scientific or technical knowledge and understanding. R&D expenses consist primarily of employee-related costs, including salaries and share-based compensation expense, costs associated with clinical trial activities undertaken by contract research organizations, and external manufacturing costs associated with R&D undertaken by contract manufacturing organizations ("CMOs"), laboratory consumables, internal clinical trial expenses, payments for purchased rights and milestones in connection with third-party in-process R&D agreements, costs associated with maintaining laboratory equipment, costs associated with our R&D facilities, including a reasonable allocation of overhead costs, and reductions from expenses for R&D tax credits. R&D expenses are expensed as incurred, although the timing of expense recognition can vary with contractual and payment terms in order to determine when services are received.
R&D expenses incurred with external organizations to undertake R&D activities on our behalf typically relate to clinical programs and are assigned to the individual programs in tables further below. However, for certain preclinical programs and other research spend incurred externally, such spend is not assigned to individual programs. Internal R&D expenses primarily relate to employee-related costs, facilities, information technology used in R&D activities and laboratory consumables. Due to the cross functional expertise of our people, it is not possible to provide a breakdown of internal costs by program.
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
Research and development tax credits
As a company that carries out extensive R&D activities, we benefit from the U.K. R&D tax regime. For the periods ending June 30, 2025 and 2024, we claimed credits under the Research and Development Expenditure Credit ("RDEC") program and these credits are presented as a reduction to R&D expenses.
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

Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses consist primarily of employee-related costs, including salaries and share-based compensation expense, for selling, corporate and other administrative and operational functions including finance, legal, human resources, commercial-related expenses, information technology, as well as a proportion of facility-related costs.
In order to support our continued commercialization and global expansion of KIMMTRAK, R&D activities, and our operations as a public company, we expect that we will continue to incur selling, distribution, commercial, accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as investor and public relations expenses. Additionally, if and as we receive further regulatory approvals of product candidates, we anticipate an increase in employee-related costs and expenses in connection with our commercial operations. We have experienced, and may continue to experience, increased employee-related costs attributable to offering and maintaining competitive salaries and other impacts due to global inflation.
Interest income
Interest income arises on cash balances and short-term money market funds. Our interest income may fluctuate depending on the movement of interest rates and our total amount of cash and cash equivalents.
Interest expense
Interest expense represents costs under our interest-bearing loans and borrowings under the effective interest method.
Foreign currency (loss) gain
Foreign currency (loss) gain arises on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, including cash and cash equivalents.
Other income, net
Other income, net consists primarily of unrealized gains (losses) resulting from the change in fair value of our marketable securities and also includes loan and borrowing costs and other items.
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
Unsurrendered tax losses are carried forward to be offset against future taxable profits. After accounting for tax credits receivable, there were accumulated tax losses available for carry forward in the United Kingdom of $280.4 million as of June 30, 2025. A full valuation allowance is recognized in respect of accumulated tax losses and other temporary differences in the United Kingdom because future profits are not sufficiently certain. A deferred tax asset is, however, recognized in respect of the subsidiary in the United States, relating to unused tax credits on share-based compensation expense and other temporary differences on the basis that we expect to continue generating U.S. taxable income against which deductible temporary differences can unwind.
As we begin to generate significant net revenue from sale of therapies, we may benefit from the U.K.’s “patent box” regime, which allows profits attributable to revenues from patents or patented products to be taxed at a lower rate than other revenue. The effective rate of tax for relevant streams of revenue for companies receiving this relief is 10%.

Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue
The following table summarizes our total revenue (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
Revenue from sale of therapies, net	$97,964	$75,347	$22,617	30.0%
Collaboration revenue	—	53	(53)	(100.0)%
Total revenue	$97,964	$75,400	$22,564	29.9%

Revenue from sale of therapies, net

Revenue from sale of therapies, net is presented by country / region based on location of the end customer below (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
United States	$64,087	$55,606	$8,481	15.3%
Europe	33,042	15,404	17,638	114.5%
International	835	4,337	(3,502)	(80.7)%
Revenue from sale of therapies, net	$97,964	$75,347	$22,617	30.0%
For the three months ended June 30, 2025, we generated net revenue from sale of therapies of $98.0 million due to the sale of KIMMTRAK, of which $64.1 million was in the United States, $33.0 million in Europe and $0.8 million in International. Revenue from sale of therapies, net increased in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due primarily to increased sales volume in the United States and Europe as well as global country expansion. This was partially offset by fewer shipments in international regions, primarily due to timing of orders.
R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$20,678	$21,932	$(1,254)	(5.7)%
Tebentafusp programs	10,417	4,557	5,860	128.6%
Infectious disease programs	1,325	1,439	(114)	(7.9)%
All other external clinical and preclinical costs	15,253	4,449	10,804	242.8%
Total external R&D expenses	47,673	32,377	15,296	47.2%
Internal R&D expenses:
Salaries and other employee-related costs	12,907	12,221	686	5.6%
Share-based compensation expense	2,318	2,172	146	6.7%
All other internal R&D costs	8,326	6,133	2,193	35.8%
U.K. R&D tax credits	(2,216)	(1,831)	(385)	21.0%
Total internal R&D expenses	21,335	18,695	2,640	14.1%
Total R&D expenses	$69,008	$51,072	$17,936	35.1%

For the three months ended June 30, 2025, our R&D expenses were $69.0 million, compared to $51.1 million for the three months ended June 30, 2024.

For the three months ended June 30, 2025, our external R&D expenses increased by $15.3 million primarily due to an increase in all other external clinical and preclinical costs of $10.8 million related to continued progress in the pipeline, primarily for our autoimmune programs, including clinical material manufacturing for anticipated Phase 1 initiations. In addition, there was an increase of $5.9 million in expenses incurred for our tebentafusp programs as a result of the advanced cutaneous melanoma ("TEBE-AM") Phase 3 trial, including purchases of drug consumables.
For the three months ended June 30, 2025, our internal R&D expenses increased by $2.6 million primarily due to an increase in all other internal R&D costs due to the growth of our clinical and preclinical programs.

We expect our R&D expenses to increase in future periods as we advance our trials and further develop our clinical and preclinical pipeline.

SG&A Expenses
For the three months ended June 30, 2025, our SG&A expenses were $42.8 million, compared to $38.6 for the three months ended June 30, 2024, an increase of $4.2 million. The increase was due to higher costs related to commercial and business support functions to support our growing pipeline and global commercial expansion during the three months ended June 30, 2025.
Interest Income and Interest Expense

For the three months ended June 30, 2025, interest income was $4.3 million compared to $6.2 million for the three months ended June 30, 2024. This decrease of $1.9 million was due to reduced cash and cash equivalents balances related to purchases of marketable securities of $350.0 million in the second quarter of 2024. For the three months ended June 30, 2025, interest expense was $3.0 million compared to $4.3 million for the three months ended June 30, 2024 and the decrease was primarily related to interest on the Pharmakon loan in 2024, which was repaid in November 2024.
Other Income, Net
For the three months ended June 30, 2025, other income, net was $4.7 million compared to $4.4 million for the three months ended June 30, 2024. The change was primarily related to income on our marketable securities purchased in the second quarter of 2024, including the unrealized gains resulting from the change in fair value.

Income Tax Expense
For the three months ended June 30, 2025, the income tax expense was $0.6 million compared to $1.5 million for the three months ended June 30, 2024. This decrease was related to a favorable discrete item in the second quarter of 2025 related to share-based compensation.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue
The following table summarizes our total revenue (in thousands):

	Six Months Ended June 30,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
Revenue from sale of therapies, net	$191,845	$145,689	$46,156	31.7%
Collaboration revenue	—	213	(213)	(100.0)%
Total revenue	$191,845	$145,902	$45,943	31.5%

Revenue from sale of therapies, net

Revenue from sale of therapies, net is presented by country / region based on location of the end customer below (in thousands).

	Six Months Ended June 30,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
United States	$120,694	$105,632	$15,062	14.3%
Europe	65,846	34,356	31,490	91.7%
International	5,305	5,701	(396)	(6.9)%
Revenue from sale of therapies, net	$191,845	$145,689	$46,156	31.7%
For the six months ended June 30, 2025, we generated revenue from sale of therapies, net of $191.8 million, due to the sale of KIMMTRAK, of which $120.7 million was in the United States, $65.8 million in Europe (including the impact of a net decrease in estimated reserves related to prior periods of $6.0 million) and $5.3 million in International. Revenue from sale of therapies, net increased in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due primarily to increased volume in the United States and Europe as well as global country expansion. This was partially offset by fewer shipments in international regions, primarily due to timing of orders.
R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Six Months Ended June 30,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$37,983	$48,632	$(10,649)	(21.9)%
Tebentafusp programs	18,407	10,451	7,956	76.1%
Infectious disease programs	2,730	3,685	(955)	(25.9)%
All other external clinical and preclinical costs	26,484	10,948	15,536	141.9%
Total external R&D expenses	85,604	73,716	11,888	16.1%
Internal R&D expenses:
Salaries and other employee-related costs	23,950	21,975	1,975	9.0%
Share-based compensation expense	4,499	4,152	347	8.4%
All other internal R&D costs	15,725	12,342	3,383	27.4%
U.K. R&D tax credits	(4,302)	(3,654)	(648)	17.7%
Total internal R&D expenses	39,872	34,815	5,057	14.5%
Total R&D expenses	$125,476	$108,531	$16,945	15.6%
For the six months ended June 30, 2025, our R&D expenses were $125.5 million, compared to $108.5 million for the six months ended June 30, 2024.

For the six months ended June 30, 2025, our external R&D expenses increased by $11.9 million primarily due to an increase in all other external clinical and preclinical costs of $15.5 million related to continued progress in the pipeline, primarily for our autoimmune programs, including clinical material manufacturing for anticipated Phase 1 initiation. In addition, R&D expenses incurred for our tebentafusp programs increased by $8.0 million as a result of the TEBE-AM and ATOM Phase 3 trials and purchases of drug consumables. There was a decrease of $10.6 million in expenses incurred for our PRAME programs resulting from higher costs in the six months ended June 30, 2024 due to timing of manufacturing batches and purchases of drug consumables for our clinical trials partially offset by higher costs in the six months ended June 30, 2025 due to enrollment in our PRISM-MEL-301 Phase 3 clinical trial.
For the six months ended June 30, 2025, our internal R&D expenses increased by $5.1 million primarily due to an increase in all other internal R&D costs due to the growth of our clinical and preclinical programs.

SG&A Expenses
For the six months ended June 30, 2025, our SG&A expenses were $83.0 million, compared to $77.9 million for the six months ended June 30, 2024, an increase of $5.1 million. The increase was due to costs related to commercial and business support functions to support our growing pipeline and global commercial expansion.
Interest Income and Interest Expense
For the six months ended June 30, 2025, interest income was $8.4 million compared to $14.5 million for the six months ended June 30, 2024. This decrease of $6.1 million was due to reduced cash and cash equivalents balances primarily related to purchases of marketable securities of $350.0 million in the second quarter of 2024. For the six months ended June 30, 2025, interest expense was $6.1 million compared to $7.5 million for the six months ended June 30, 2024, and the decrease was primarily related to interest on the Pharmakon loan in 2024, which was repaid in November 2024.
Foreign Currency Gain (Loss)
For the six months ended June 30, 2025, foreign currency gain was $2.3 million compared to a loss of $2.9 million for the six months ended June 30, 2024. This increase of $5.2 million reflects favorable exchange rate movements mainly due to the weakening of the U.S. dollar against the pound sterling and the euro in the three months ended June 30, 2025.

Other Income, Net
For the six months ended June 30, 2025, other income, net was $10.2 million compared to other income, net of $4.2 million for the six months ended June 30, 2024. The change was primarily related to income on our marketable securities purchased in the second quarter of 2024, including the unrealized gains resulting from the change in fair value.
Income Tax Expense
For the six months ended June 30, 2025, the income tax expense was $1.7 million compared to $1.8 million for the six months ended June 30, 2024.
Liquidity and Capital Resources
Sources of Liquidity
Although we have recorded revenue from the sale of therapies, we have continued to incur operating losses and cumulative negative cash flows from our operations since our inception. We have an accumulated deficit of $801.0 million as of June 30, 2025.
Since our inception, we have funded our operations primarily with proceeds from sales of equity securities, product sales, debt financings and historical payments from collaboration partners. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $487.9 million and $455.7 million, respectively, and marketable securities of $394.9 million and $364.6 million, respectively.
In September 2022, we entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may issue and sell ADSs, each representing one ordinary share, having an aggregate offering price of up to $250 million, from time to time, in one or more at-the-market offerings, for which Jefferies will act as sales agent and/or principal. The at-the-market facility has been registered under the Securities Act pursuant to our Registration Statement on Form S-3ASR (File No. 333-278120). As of June 30, 2025, no issuances or sales had been made pursuant to the Sales Agreement.
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
In the second half of 2025, we expect to pay approximately $65.0 million related to accrued revenue deductions.

Other than the above mentioned indebtedness and payments, we currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our lease obligations and supplier purchase commitments in the normal course of business.
Cash Flows
As of June 30, 2025, we had cash and cash equivalents of $487.9 million, as compared to $455.7 million as of December 31, 2024 and we also have marketable securities of $394.9 million as of June 30, 2025 as compared to $364.6 million as of December 31, 2024. Our working capital was $832.2 million as of June 30, 2025, compared to $717.7 million as of December 31, 2024.
The following table summarizes the primary sources and uses of cash and cash equivalents for each period presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents at beginning of period	$455,731	$442,626
Net cash provided by operating activities	26,399	18,885
Net cash used in investing activities	(20,712)	(350,761)
Net cash provided by financing activities	6,221	395,194
Net foreign exchange difference on cash held	20,294	(959)
Cash and cash equivalents at end of period	$487,933	$504,985

Net cash provided by our operating activities was $26.4 million for the six months ended June 30, 2025, compared to $18.9 million for the six months ended June 30, 2024. This increase of $7.5 million was primarily due to an increase in net revenue from sale of therapies and cash collections, partially offset by a smaller outflow in accrued expenses, reflecting the timing of payments.
Net cash used in investing activities was $20.7 million for the six months ended June 30, 2025, compared to $350.8 million for the six months ended June 30, 2024. The decrease of $330.1 million is predominantly due to higher purchases of marketable securities in the six months ended June 30, 2024 compared to the same period in 2025.
Net cash provided by our financing activities during the six months ended June 30, 2025 was $6.2 million compared to $395.2 million for the six months ended June 30, 2024. The decrease of $389.0 million was primarily the result of the net cash proceeds from the Notes of $389.1 million received in the six months ended June 30, 2024 with no similar proceeds received in the six months ended June 30, 2025.
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
We held cash and cash equivalents of $487.9 million and marketable securities of $394.9 million as of June 30, 2025. Based on our current operating plans, we expect that our existing cash and cash equivalents and marketable securities balances, along with anticipated revenue from KIMMTRAK, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report. Given our need for additional financing to support the long-term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.
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
•the costs, associated with, and terms and timing of, any future potential acquisitions, strategic collaborations, licensing agreements or other arrangements that we may establish; and
•the inability of clinical sites to enroll patients as healthcare capacities are required to cope with natural disasters, epidemics or other health system emergencies.

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
Contractual Obligations
Leases and manufacturing
As part of our ongoing operations, we have material contractual lease obligations over expected lease terms of several years and expiry dates extending to 2043 primarily for our most significant facilities in the United Kingdom. These obligations and potential obligations could result in payments of up to $73.7 million. The majority of such payments represent longer-term commitments as outlined in the notes to our condensed consolidated financial statements. The lease agreements are cancellable assuming certain conditions are met prior to expiry. We expect to continue to incur expenses for such leases for the foreseeable future. As we continue to grow, launch further products or expand our operations in other countries, we may determine that it is necessary to enter into further lease agreements, which would increase our cash outflows. Further obligations or commitments in the near term relate to our capital expenditure requirements for the purpose of improving our leased facilities. If we continue to grow, such commitments may become significant in value.
We have a number of existing manufacturing obligations, some of which relate to the manufacture of KIMMTRAK. We have similar obligations related to our earlier stage programs. These obligations and potential obligations could result in payments of up to $23.0 million, and are expected to increase as we continue to advance our pipeline in 2025 and beyond. While we have already incurred costs for commercial launches of KIMMTRAK in the United States, Europe and other territories, additional manufacturing obligations may arise in future in relation to product sales in these territories. We have also entered into third-party agreements relating to marketing and distribution of KIMMTRAK. The majority of such obligations have standard payment terms, and our level of non-cancellable commitments with such parties is not considered material. To meet demand, we may amend or enter into further agreements with CMOs or other parties which could cause our cash requirements to increase. While receipts from the sale of KIMMTRAK or other future products may fund our ongoing manufacturing and sales efforts, there can be no assurance that we will earn such revenues. In the longer term, if we received regulatory approval for our other product candidates, we would expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

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
Our Key Collaboration Agreements

Bristol-Myers Squibb ("BMS") Collaboration

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
Critical Accounting Estimates
Our condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, respectively, have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the value of assets and liabilities—as well as contingent assets and liabilities—as reported on the balance sheet date, and revenues and expenses arising during the fiscal period.
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
Our total accrued revenue deductions as of June 30, 2025 were $149.5 million, including amounts of $10.0 million for the critical estimates subject to greater estimation uncertainty and judgments described above. These amounts are included within Accrued expenses and other current liabilities and Accrued expenses, non-current in the Condensed Consolidated Balance Sheet as of June 30, 2025. In the second half of 2025, we expect to pay approximately $65.0 million related to accrued revenue deductions.
A 20% increase or decrease in estimates of expected rebate and chargeback percentages for amounts payable to governments or government agencies for the critical estimates described above would have resulted in a $2.0 million reduction or increase in Revenue from sale of therapies, net reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2025. We believe our expected values of accruals reported in the Condensed Consolidated Balance Sheet are materially appropriate; however, due to the uncertainties and judgements outlined above, it is possible eventual amounts could significantly differ to these estimates. For critical estimates reported as of December 31, 2024, additional information including completing price negotiations in France and Germany in the six months ended June 30, 2025 resulted in a change in estimate of $6.0 million of net decrease to our total accrued revenue deductions as of June 30, 2025.
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
Our cash and cash equivalents were $487.9 million and $455.7 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, 83% of our cash and cash equivalents were held by our U.K. operating subsidiary, of which 43% were denominated in U.S. dollars, 41% were denominated in pounds sterling and 17% were denominated in euros. All of our marketable securities were held by our U.K. parent company and were denominated in U.S. dollars. The remainder of our cash and cash equivalents are held across our other subsidiaries and denominated in a mix of operating currencies. Changes in exchange rates had an impact on U.S. dollar cash and cash equivalents balances held by our main operating subsidiary in the United Kingdom, which resulted in foreign exchange losses in the six months ended June 30, 2025 and 2024. These losses were more than offset by foreign exchange gains primarily on pound sterling denominated intercompany loans in the six months ended June 30, 2025. Further movements in exchange rates or returns to previous exchange rate levels have caused, and may continue to cause, material fluctuations or equivalent losses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
A five percentage point increase in exchange rates would reduce the carrying value of net financial assets and liabilities held in foreign currencies as of June 30, 2025 by $6.0 million and as of December 31, 2024 by $6.5 million. A five percentage point decrease in exchange rates would increase the carrying value of net financial assets and liabilities held in foreign currencies as of June 30, 2025 by $6.0 million and as of December 31, 2024 by $6.5 million.
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

We continually monitor our positions with, and the credit quality of, the financial institutions and corporations which are counterparts to our financial instruments and do not anticipate non-performance. The maximum default risk corresponds to the carrying amount of the financial assets shown in the Condensed Consolidated Balance Sheets. We monitor the risk of a liquidity shortage. The main factors we consider are the maturities of financial assets as well as expected cash flows from equity measures.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business has significant risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in Part I, Item 1A. “Risk Factors” in our Annual Report. These are not the only risks facing our business. Other risks and uncertainties that we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition and future results if our assumptions about those risks are incorrect or if circumstances change.

There were no material changes during the period covered in this Quarterly Report to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Resignation of Director

On August 5, 2025, Robert Perez notified the Company’s board of directors of his decision to resign as a member of the board of directors, effective as of September 16, 2025. Mr. Perez’s decision to resign was not the result of any disagreement between Mr. Perez and the Company, the Company’s management, or any other member of the board of directors on any matter relating to the Company’s operations, policies, or practices.

Insider Trading Arrangements
During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Total Ordinary Shares to be Sold(3)	Expiration Date
David Berman EVP, Research and Development	Adoption	May 9, 2025	X		471,790	November 20, 2026

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3) Represents ordinary shares in the form of American Depositary Shares.

Item 6. Exhibits

Exhibit Number		Incorporation by Reference
	Description	Schedule / Form	File Number	Exhibit	Filing Date
3.1	Articles of Association of Immunocore Holdings plc	10-Q	001-39992	3.1	August 8, 2024
31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension with Embedded Linkbase Schema Documents.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

IMMUNOCORE HOLDINGS PLC

Date:	August 7, 2025	By:	/s/ Bahija Jallal
			Name:	Bahija Jallal, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Travis Coy
			Name:	Travis Coy
			Title:	Chief Financial Officer
(Principal Financial Officer)