Form 10-Q
period 2025-09-30
Immunocore Holdings plc
filed 2025-11-06
CIK 1671927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, the registrant had 50,530,419 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, par value £0.002, consisting of (i) 49,796,022 voting ordinary shares and 734,397 non-voting ordinary shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report"), contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include, but are not limited to, statements about:
•the therapeutic potential and expected clinical benefits of KIMMTRAK;
•the planned geographic expansion and expansion of patient reach for KIMMTRAK;
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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
Immunocore Holdings plc
Condensed Consolidated Balance Sheets
(Unaudited) (In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$498,413	$455,731
Marketable securities	393,940	364,645
Accounts receivable, net	75,880	63,009
Prepaid expenses and other current assets	48,960	41,033
Inventory, net	5,655	5,446
Total current assets	1,022,848	929,864
Property and equipment, net	9,433	10,092
Operating lease right of use assets, net	39,397	37,643
Deferred tax assets, net	14,333	14,790
Other non-current assets	16,489	17,117
Total assets	$1,102,500	$1,009,506
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$22,956	$25,100
Accrued expenses and other current liabilities	144,937	185,534
Deferred revenue, current	582	—
Operating lease liabilities, current	1,878	1,547
Total current liabilities	170,353	212,181
Accrued expenses, non-current	96,604	—
Deferred revenue, non-current	4,995	5,434
Operating lease liabilities, non-current	41,397	40,162
Interest-bearing loans and borrowings	392,587	391,013
Total liabilities	705,936	648,790
Commitments and contingencies (Note 10)

Shareholders’ equity
Ordinary shares (voting and non-voting), £0.002 par value, most recent authority to allot up to a maximum nominal value of £149,633 and £97,454 shares as of September 30, 2025 and December 31, 2024, respectively, and 50,467,954 and 50,064,860 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	135	135
Deferred shares, £0.0001 par value, 5,793,501 shares authorized, issued and outstanding as of September 30, 2025 and December 31, 2024.	1	1
Additional paid-in capital	1,227,649	1,190,104
Accumulated deficit	(801,215)	(795,761)
Accumulated other comprehensive loss	(30,006)	(33,763)
Total shareholders' equity	396,564	360,716
Total liabilities and shareholders' equity	$1,102,500	$1,009,506
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Revenue from sale of therapies, net	$103,693	$80,248	$295,538	$225,937
Collaboration revenue	—	—	—	213
Total revenue	103,693	80,248	295,538	226,150
Cost and operating expenses:
Cost of revenue from sale of therapies	(513)	(448)	(2,384)	(2,401)
Research and development expense	(70,572)	(52,770)	(196,048)	(161,301)
Selling, general and administrative expense	(39,779)	(35,532)	(122,768)	(113,457)
Loss from operations	(7,171)	(8,502)	(25,662)	(51,009)
Other income (expense):
Interest income	4,123	5,960	12,570	20,445
Interest expense	(3,043)	(4,290)	(9,113)	(11,806)
Foreign currency gain	1,333	3,963	3,675	1,049
Other income, net	5,062	8,962	15,224	13,205
Net income (loss) before income taxes	304	6,093	(3,306)	(28,116)
Income tax (expense) benefit	(481)	2,643	(2,148)	800
Net (loss) income	$(177)	$8,736	$(5,454)	$(27,316)
Other comprehensive (loss) income:
Exchange differences on translation of foreign operations	(3,392)	3,247	3,757	5,088
Total comprehensive (loss) income	$(3,569)	$11,983	$(1,697)	$(22,228)

Basic net (loss) income per share	$(0.00)	$0.17	$(0.11)	$(0.55)
Basic weighted-average number of shares outstanding	50,403,717	50,021,939	50,262,697	49,971,267

Diluted net (loss) income per share	$(0.00)	$0.17	$(0.11)	$(0.55)
Diluted weighted-average number of shares outstanding	50,403,717	52,808,434	50,262,697	49,971,267
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2024	50,064,860	$135	5,793,501	$1	$1,190,104	$(795,761)	$(33,763)	$360,716
Net income	—	—	—	—	—	5,023	—	5,023
Other comprehensive income	—	—	—	—	—	—	673	673
Exercise of share options	119,749	—	—	—	2,551	—	—	2,551
Share-based compensation expense	—	—	—	—	9,516	—	—	9,516
As of March 31, 2025	50,184,609	$135	5,793,501	$1	$1,202,171	$(790,738)	$(33,090)	$378,479
Net loss	—	—	—	—	—	(10,300)	—	(10,300)
Other comprehensive income	—	—	—	—	—	—	6,476	6,476
Exercise of share options	187,459	—	—	—	3,670	—	—	3,670
Share-based compensation expense	—	—	—	—	10,156	—	—	10,156
As of June 30, 2025	50,372,068	$135	5,793,501	$1	$1,215,997	$(801,038)	$(26,614)	$388,481
Net loss	—	—	—	—	—	(177)	—	(177)
Other comprehensive loss	—	—	—	—	—	—	(3,392)	(3,392)
Exercise of share options	95,886	—	—	—	1,866	—	—	1,866
Share-based compensation expense	—	—	—	—	9,786	—	—	9,786
As of September 30, 2025	50,467,954	$135	5,793,501	$1	$1,227,649	$(801,215)	$(30,006)	$396,564

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

Immunocore Holdings plc
Condensed Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(5,454)	$(27,316)
Adjustments for:
Share-based compensation expense	29,359	25,523
Depreciation	2,432	3,038
Unrealized foreign exchange gains, net	(10,229)	(3,982)
Unrealized gains on marketable securities	(15,224)	(13,515)
Non-cash lease expense	1,681	1,352
Other	1,576	1,535
Changes in assets and liabilities:
Increase in accounts receivable	(9,330)	(11,053)
Increase in prepayments and other current assets	(5,724)	(5,910)
(Decrease) increase in accounts payable	(3,874)	1,388
Increase in accrued expenses	37,920	72,728
Decrease in deferred revenue	(243)	(1)
Increase (decrease) in operating lease liabilities	524	(1,208)
Increase in other operating assets	(1,471)	(4,515)
Increase in other operating liabilities	—	1,948
Net cash provided by operating activities	21,943	40,012
Cash flows from investing activities
Purchase of marketable securities	(30,000)	(350,000)
Proceeds from sale of marketable securities	16,000	—
Purchase of property and equipment	(1,460)	(1,589)
Net cash used in investing activities	(15,460)	(351,589)
Cash flows from financing activities
Proceeds from exercise of share options	8,087	6,250
Proceeds from issue of convertible senior notes	—	402,500
Payments for debt issuance costs	—	(13,358)
Net cash provided by financing activities	8,087	395,392
Increase in cash and cash equivalents	14,570	83,815
Net foreign exchange difference on cash held	28,112	11,326
Cash and cash equivalents at beginning of period	455,731	442,626
Cash and cash equivalents at end of period	$498,413	$537,767
Supplemental disclosure of cash flow and noncash information
Cash paid for interest	$(10,063)	$(8,716)
Cash paid for income taxes, net of refunds	$(3,585)	$(352)
Purchases of property and equipment in accounts payable	$216	$840
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
The accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present a fair statement of the financial position, results of operations, and cash flows for the interim periods reported. In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.
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
As of September 30, 2025 and December 31, 2024, the Company held $363.1 million and $338.1 million, respectively, of money market funds required to be measured at fair value on a recurring basis within cash and cash equivalents. In addition, as of September 30, 2025 and December 31, 2024, the Company held $393.9 million and $364.6 million of marketable securities, respectively, including unrealized gains of $15.2 million and $14.6 million, respectively. The fair value of these cash equivalents and marketable securities is based on quoted prices from active markets (Level 1 inputs). Other financial instruments, although not recorded at fair value on a recurring basis, include cash, accounts receivable, accounts payable and debt obligations.
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

Significant accounting policies
With the exception of the below policy, the significant accounting policies used in the preparation of these condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 are consistent with those disclosed in Note 2. "Summary of Significant Accounting Policies" in the audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report.

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
Estimation of the fair value of options requires judgment, including assumptions about the expected term of share-based options and expected volatility, which are used to determine the fair value of the Company’s options granted. The expected term is based on the Company’s assessment of the period within which participants are expected to exercise options, which requires consideration of employee groups, expected employee service, and other internal factors, and the degree to which these are expected to shorten the term of options in comparison to contractual expiry dates. Estimated expected volatility is based on the Company’s share price volatility since its initial public offering. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the awards is indicative of future trends, which may not necessarily be the actual outcome.
The Company assumes no dividend payments for the purposes of estimating fair value and uses a zero-coupon U.S. Treasury yield curve applicable for the period of the expected term to form an estimate of the risk-free rate.
Forfeitures expected to occur for options and RSUs are estimated by considering both market and company-specific data and the available internal information at the end of each reporting period.

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
3. Revenue
During the three and nine months ended September 30, 2025, the Company recognized $103.7 million and $295.5 million, respectively (2024: $80.2 million and $225.9 million, respectively) of net revenue from sale of therapies relating to the sale of KIMMTRAK primarily in the United States and Europe after estimated deductions for rebates, chargebacks and returns, which are recognized in Accrued expenses and other current liabilities and Accrued expenses, non-current, as set out in the Company’s accounting policies included in the Annual Report.
Revenue from sale of therapies, net is presented by country / region based on the location of the end customer below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$67,300	$57,268	$187,994	$162,900
Europe	33,526	21,098	99,372	55,454
International	2,867	1,882	8,172	7,583
Revenue from sale of therapies, net	$103,693	$80,248	$295,538	$225,937

Revenue from sale of therapies, net for the three and nine months ended September 30, 2025 included $6.2 million and $18.8 million, respectively (2024: $2.8 million and $10.1 million, respectively), of partnered revenue pursuant to the Company's separate agreements with Medison Pharma Ltd. ("Medison") and Er-Kim Pharmaceuticals Bulgaria EOOD. Revenue from these agreements is allocated between the Company's European and International markets.
Accounts receivable from contracts with customers
Accounts receivable as of September 30, 2025 and December 31, 2024 were $75.9 million and $63.0 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of September 30, 2025 and December 31, 2024 were immaterial.
Accruals for rebates, chargebacks and returns
Current and non-current accruals for rebates, chargebacks and returns as of September 30, 2025 were as follows (in thousands):

	Rebates	Chargebacks	Returns	Total
As of December 31, 2024	$108,521	$2,038	$365	$110,924
Provisions related to sales in the period	115,128	30,158	9,084	154,370
Adjustments related to sales in prior periods	(5,983)	—	—	(5,983)
Credits and payments made	(51,534)	(29,431)	(8,110)	(89,075)
As of September 30, 2025	$166,132	$2,765	$1,339	$170,236

Included in the above are non-current accruals for rebates, chargebacks and returns of $96.1 million and $0 million as of September 30, 2025 and December 31, 2024, respectively, which are not required to be paid in the twelve months from the balance sheet date following additional information received in the nine months ended September 30, 2025. The adjustments related to prior period sales in the period ended September 30, 2025 were due to changes in estimates primarily related to European pricing negotiations.
Deferred revenue
Current and non-current deferred revenue as of September 30, 2025 and December 31, 2024 relates to a revised distribution agreement with Medison entered into in November 2022. Under the revised agreement, the Company received a non-refundable payment of $5.0 million in exchange for granting Medison exclusive distribution rights in South America. The Company has determined that the deferred revenue relates to the Company’s single, combined performance obligation to supply KIMMTRAK to Medison and to grant Medison the exclusive right to distribute KIMMTRAK in South America. The revenue will be recognized on a straight-line basis over the term of the contract of 10 years from the date of the first commercial sale in the territory. Following the first commercial sale in the territory during the three months ended June 30, 2025, the Company began recognizing this revenue within net revenue from sale of therapies and consequently the Company reclassified the portion of deferred revenue expected to be recognized over the next twelve months as current.
4. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Rebates, chargebacks and returns	$74,148	$110,924
Clinical accruals	41,116	41,448
Employee related expenses	10,786	13,102
Contract manufacturing	10,241	4,764
Interest accruals	1,677	4,205
Commercial services	1,680	2,483
Other accruals	5,289	8,608
	$144,937	$185,534
See Note 3. “Revenue” for a breakdown of rebates, chargebacks and returns.
Clinical accruals primarily represent unbilled work undertaken by contract research organizations as part of the advancement of the Company's clinical programs.
As of September 30, 2025, rebates, chargebacks and returns of $96.1 million were recorded in Accrued expenses, non-current, of which $45.9 million were reclassified from Accrued expenses and other current liabilities as of December 31, 2024 as they are no longer required to be paid in the twelve months from the balance sheet date following additional information received in the nine months ended September 30, 2025.
5. Interest-bearing loans and borrowings
Interest-bearing loans and borrowings consisted of the following as of September 30, 2025 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(9,913)	$392,587	$364,947	Level 2

Interest-bearing loans and borrowings consisted of the following as of December 31, 2024 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(11,487)	$391,013	$337,174	Level 2

Interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Convertible senior notes
Coupon interest	$2,516	$2,890	$7,547	$6,997
Amortization of debt issuance costs	527	511	1,566	1,343
Pharmakon loan	—	889	—	3,466
Total interest expense	$3,043	$4,290	$9,113	$11,806
6. Share-based compensation
The following table shows the total share-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,168	$1,819	$6,667	$5,971
Selling, general and administrative	$7,669	$4,740	$22,692	$19,552
Equity Incentive Plan
Under the Company’s Equity Incentive Plan ("EIP"), the Company may grant market value options, share appreciation rights or restricted shares, restricted share units ("RSUs"), performance share units and other share-based awards to the Company’s employees. The Company’s board members and consultants are eligible to receive awards under the Company’s non-employee sub-plan to the EIP. Awards may be granted at such times as the Company may determine, but will generally be granted annually following the end of the financial year. Awards vest at such times and as specified in the award agreement, typically being over a four-year period, although the Company retains the discretion to provide for other vesting schedules. If the participant violates the non-competition, non-solicitation, confidentiality or other similar restrictive covenant provisions of any employment contract, the right of the participant to receive these shares on vesting shall terminate immediately. The Company maintains discretion over the type and terms of equity awards granted. Share options lapse on the tenth anniversary from the date of grant, and they are not subject to performance conditions or entitled to dividends. As of September 30, 2025, the Company has reserved 6,137,907 authorized shares for future issuance under the EIP.

Share option activity
The number and weighted average exercise prices of share options were as follows:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	9,422,875	$31.14	6.0 years	$50,455
Awards granted	1,767,800	29.56
Awards exercised	(465,139)	19.73
Awards forfeited	(70,471)	42.79
Awards expired	(82,270)	44.61
Outstanding as of September 30, 2025	10,572,795	$31.20	6.1 years	$103,826
Exercisable as of September 30, 2025	7,839,976	$27.98	5.2 years	$90,487
As of September 30, 2025, total unrecognized compensation expense related to share options granted but not vested was $25.3 million, which the Company expects to recognize over a remaining weighted-average period of 1.6 years.
Awards granted in the three and nine months ended September 30, 2025 and 2024 have been valued using the Black-Scholes option pricing model. The assumptions used in the models for share options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share price at grant date	$33.28	$33.89	$28.63 - $33.28	$33.89 - $70.50
Exercise price	$33.28	$33.89	$28.63 - $33.28	$33.89 - $70.50
Expected volatility	52.82%	55.42%	52.82% - 55.78%	55.24% - 66.17%
Expected life	5.5 years	5.5 years	5.5 years	5 years - 5.5 years
Risk free rate	4.04%	4.44%	3.94% - 4.41%	3.93% - 4.56%
Fair value	$17.42	$18.53	$15.11 - $17.42	$18.53 - $40.47
Restricted share unit activity
In February 2025, the Company granted RSU awards that vest over a four-year service period with 25% on each anniversary of the grant date. An RSU award represents the right to receive one of the Company’s ADSs upon vesting of the RSU. The fair value of each RSU award is based on the closing price of the Company’s American Depositary Shares ("ADSs") on Nasdaq on the date of grant.
The number and weighted average fair value of RSUs were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	—	$—
Awards granted	506,737	29.70
Awards vested	—	—
Awards forfeited	(14,780)	29.51
Unvested and outstanding as of September 30, 2025	491,957	$29.71
As of September 30, 2025, total unrecognized compensation expense related to RSUs granted but not vested was $9.0 million, which the Company expects to recognize over a remaining weighted-average period of 2.1 years.

7. Basic and diluted net loss per share
Basic and diluted net (loss) income per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(177)	$8,736	$(5,454)	$(27,316)
Basic weighted-average number of shares outstanding	50,403,717	50,021,939	50,262,697	49,971,267
Adjustment for stock options with dilutive effect	—	2,786,495	—	—
Diluted weighted-average number of shares outstanding	50,403,717	52,808,434	50,262,697	49,971,267
Basic net (loss) income per share	$(0.00)	$0.17	$(0.11)	$(0.55)
Diluted net (loss) income per share	$(0.00)	$0.17	$(0.11)	$(0.55)
A total of 11,064,752 shares issuable upon the exercise of outstanding share options and vesting of RSUs for the three and nine months ended September 30, 2025 have been excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect. For the three and nine months ended September 30, 2024, there were 2,222,171 and 9,650,718, respectively, shares issuable upon the exercise of options granted under the Company’s option plans excluded from the calculation for diluted earnings per share, because they are considered to be anti-dilutive.

For the three and nine months ended September 30, 2025, shares issuable upon the potential conversion of all of the Notes were excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect.
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
The Company’s consolidated estimated effective tax rate for the three and nine months ended September 30, 2025 was 155.5% and (64.9)%, respectively. During the three and nine months ended September 30, 2025, the Company recorded a tax charge of $0.5 million and $2.1 million, respectively (September 30, 2024: tax benefit of $2.6 million and $0.8 million, respectively). The Company benefits from the U.K. large company Research & Development Expenditure Credit ("RDEC") regime which can generate a cash rebate of up to 15% of qualifying research and development expenditures incurred after April 1, 2023. Tax credits receivable under the RDEC regime are recorded "above the line" as a reduction from research and development expenses. For the three and nine months ended September 30, 2025, the Company excluded the United Kingdom from the calculation of the annual estimated tax rate as the Company anticipates an ordinary loss in this jurisdiction for which no tax benefit can be recognized.
A net deferred tax asset of $14.3 million has been recognized as of September 30, 2025 (December 31, 2024: $14.8 million) primarily representing research and development credits and share-based compensation for one of the Company’s U.S. subsidiaries, Immunocore LLC, following an annual assessment, or periodically as required, of all available and applicable information, including its forecasts of costs and future profitability and the resulting ability to reverse the recognized deferred tax assets over a short period of time.
During the nine months ended September 30, 2025, the Company received U.K. tax credits of $6.8 million relating to research and development expenditure in the year ended December 31, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$103,693	$80,248	$295,538	$226,150
Less:
Cost of revenue from sale of therapies	(513)	(448)	(2,384)	(2,401)
External research and development (R&D) expenses:
PRAME programs	(21,967)	(18,512)	(59,950)	(67,144)
Tebentafusp programs	(11,789)	(8,315)	(30,196)	(18,766)
Infectious disease programs	(1,347)	(1,324)	(4,077)	(5,009)
All other external clinical and preclinical costs	(15,551)	(6,361)	(42,035)	(17,309)
Total external R&D expenses	(50,654)	(34,512)	(136,258)	(108,228)
R&D salaries and other employee-related costs	(11,932)	(11,272)	(35,882)	(33,247)
Selling, general and administrative (SG&A) salaries and other employee-related costs	(14,038)	(11,783)	(39,083)	(37,104)
Other SG&A expenses	(18,071)	(19,009)	(60,992)	(56,801)
Other segment (expense) income, net (a)	(8,662)	5,512	(26,393)	(15,685)
Segment and consolidated net (loss) income	$(177)	$8,736	$(5,454)	$(27,316)

(a) Other segment expenses, net includes other internal R&D expenses, share-based compensation expense, R&D tax credits, interest income, interest expense, foreign currency gain, other income, net and income tax expense (benefit).

10. Commitments and contingencies
Lease commitments
The maturities of operating lease liabilities as of September 30, 2025 were as follows (in thousands):

Remainder of 2025	$1,451
2026	5,876
2027	5,786
2028	5,476
2029	5,205
2030 and thereafter	48,949
Total lease payments	72,743
Less imputed interest	(29,468)
Present value of operating lease liabilities	$43,275
Future lease commitments - leases not yet commenced	$2,973

Future lease commitments - leases not yet commenced
The Company has entered into a non-cancellable lease agreement for premises that will commence in 2028 and end in 2031, with total future minimum lease payments of $3.0 million. This amount is not included in the present value of operating lease liabilities above as the lease had not commenced as of September 30, 2025.
Lease commencement during the period
During the nine months ended September 30, 2025, the Company commenced a new operating lease and recognized a non‑cash right‑of‑use asset of $1.2 million and a corresponding operating lease liability of $1.4 million. The difference between the right‑of‑use asset and the lease liability primarily reflects a lease incentive, which reduces the initial carrying amount of the related right‑of‑use asset.
Manufacturing commitments
The Company enters into a number of manufacturing commitments for the future purchase of materials and contract manufacturing services. While the majority of such contracts can be cancelled on reasonable notice, due to the significant ongoing expenditure associated with the Company’s programs, including brenetafusp, the Company estimates it has noncancellable commitments in relation to the development and supply of product candidates totaling $20.1 million, the majority of which are estimated to be paid within twelve months from the balance sheet date.

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

In 2022, we received approval for our lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma ("mUM") from the FDA, the European Commission, and other health authorities. KIMMTRAK is now approved in 39 countries for the treatment of unresectable or mUM. We have commercially launched KIMMTRAK in 28 countries globally including the United States, Germany and France through September 30, 2025, with further commercial launches planned in additional territories where KIMMTRAK is approved.
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
We have incurred significant operating losses and expect to continue to incur significant expenses and operating losses for the near future. We had net losses of $0.2 million and $5.5 million for the three and nine months ended September 30, 2025, respectively, and net income of $8.7 million and net loss of $27.3 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, our accumulated deficit was $801.2 million. We expect to continue to incur significant and increasing expenses and to incur operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

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
Recent Developments

The Independent Data Monitoring Committee ("IDMC") has recommended the dose of 160 mcg as the go-forward dose in PRISM-MEL-301, our registrational Phase 3 trial in first-line, advanced cutaneous melanoma. The IDMC made the decision following a pre-planned review of safety for all three arms and of efficacy for the two brenetafusp regimens (40 mcg and 160 mcg) in the first 90 patients randomized in the Phase 3 trial. Patients treated with the dose of 160 mcg will be included in the intent-to-treat analysis for the primary endpoint. Patients who are receiving 40 mcg have the option to dose-escalate to 160 mcg, but will not be included in the intent-to-treat analysis for the primary endpoint. We will now continue with a 1:1 randomization of HLA-A*02:01 positive, first-line, advanced or metastatic cutaneous melanoma patients to brenetafusp 160 mcg + nivolumab or a control arm of either nivolumab or nivolumab + relatlimab.

We will present a poster, entitled "IMC-I109V, a soluble T cell receptor (TCR) bispecific targeting HBsAg (ENVxCD3), is tolerable and active against hepatitis B in a first-in-human (FIH) single ascending dose (SAD) study" (Poster 1185), at the 2025 American Association for the Study of Liver Diseases’ Meeting on November 7, 2025.
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

Operating Expenses
Cost of revenue from sale of therapies
Cost of revenue from sale of therapies represents production costs including raw materials, external manufacturing costs, and other costs incurred in bringing inventories to their location and condition prior to sale. Cost of revenue from sale of therapies may also include costs related to manufacturing losses and excess or obsolete inventory costs. For example, in June 2025, we initiated a global recall for one batch of KIMMTRAK (tebentafusp) relating to an unexpected result in routine stability testing. As of the date of this Quarterly Report, based on all available data to date, we do not expect there will be a material impact on KIMMTRAK or our financial statements. Overheads and internal costs of revenue from sale of therapies are minimal under our manufacturing arrangements.
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
Research and development tax credits
As a company that carries out extensive R&D activities, we benefit from the U.K. R&D tax regime. For the periods ending September 30, 2025 and 2024, we claimed credits under the Research and Development Expenditure Credit ("RDEC") program and these credits are presented as a reduction to R&D expenses.
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
Income tax (expense) benefit
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
Unsurrendered tax losses are carried forward to be offset against future taxable profits. After accounting for tax credits receivable, there were accumulated tax losses available for carry forward in the United Kingdom of $275.7 million as of September 30, 2025. A full valuation allowance is recognized in respect of accumulated tax losses and other temporary differences in the United Kingdom because future profits are not sufficiently certain. A deferred tax asset is, however, recognized in respect of the subsidiary in the United States, relating to unused tax credits on share-based compensation expense and other temporary differences on the basis that we expect to continue generating U.S. taxable income against which deductible temporary differences can unwind.
As we begin to generate significant net revenue from sale of therapies, we may benefit from the U.K.’s “patent box” regime, which allows profits attributable to revenues from patents or patented products to be taxed at a lower rate than other revenue. The effective rate of tax for relevant streams of revenue for companies receiving this relief is 10%.

Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue
The following table summarizes our total revenue (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
Revenue from sale of therapies, net	$103,693	$80,248	$23,445	29.2%
Total revenue	$103,693	$80,248	$23,445	29.2%

Revenue from sale of therapies, net
Revenue from sale of therapies, net is presented by country / region based on location of the end customer below (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
United States	$67,300	$57,268	$10,032	17.5%
Europe	33,526	21,098	12,428	58.9%
International	2,867	1,882	985	52.3%
Revenue from sale of therapies, net	$103,693	$80,248	$23,445	29.2%
For the three months ended September 30, 2025, we generated net revenue from sale of therapies of $103.7 million due to the sale of KIMMTRAK, of which $67.3 million was in the United States, $33.5 million in Europe and $2.9 million in International. Revenue from sale of therapies, net increased in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due primarily to increased sales volume in the United States and Europe as well as global country expansion.

R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$21,967	$18,512	$3,455	18.7%
Tebentafusp programs	11,789	8,315	3,474	41.8%
Infectious disease programs	1,347	1,324	23	1.7%
All other external clinical and preclinical costs	15,551	6,361	9,190	144.5%
Total external R&D expenses	50,654	34,512	16,142	46.8%
Internal R&D expenses:
Salaries and other employee-related costs	11,932	11,272	660	5.9%
Share-based compensation expense	2,168	1,819	349	19.2%
All other internal R&D costs	8,055	7,235	820	11.3%
U.K. R&D tax credits	(2,237)	(2,068)	(169)	8.2%
Total internal R&D expenses	19,918	18,258	1,660	9.1%
Total R&D expenses	$70,572	$52,770	$17,802	33.7%
For the three months ended September 30, 2025, our R&D expenses were $70.6 million, compared to $52.8 million for the three months ended September 30, 2024.

For the three months ended September 30, 2025, our external R&D expenses increased by $16.1 million due to an increase in all other external clinical and preclinical costs of $9.2 million related to continued progress in the pipeline, primarily for our autoimmune programs, including clinical material manufacturing for anticipated Phase 1 initiations. In addition, there was an increase of $3.5 million in expenses incurred for our PRAME programs due to enrollment in our PRISM-MEL-301 Phase 3 clinical trial and an increase of $3.5 million in expenses incurred for our tebentafusp programs as a result of the advanced cutaneous melanoma ("TEBE-AM") and ATOM Phase 3 trials.
For the three months ended September 30, 2025, our internal R&D expenses increased by $1.7 million primarily due to an increase in all other internal R&D costs due to the growth of our clinical and preclinical programs.
We expect our R&D expenses to increase in future periods as we advance our trials and further develop our clinical and preclinical pipeline.

SG&A Expenses
For the three months ended September 30, 2025, our SG&A expenses were $39.8 million, compared to $35.5 for the three months ended September 30, 2024, an increase of $4.2 million. The increase was due to higher costs related to commercial and business support functions to support our growing pipeline and global commercial expansion.
Interest Income and Interest Expense
For the three months ended September 30, 2025, interest income was $4.1 million compared to $6.0 million for the three months ended September 30, 2024. This decrease of $1.9 million was due to lower interest rates earned on our money market funds. For the three months ended September 30, 2025, interest expense was $3.0 million compared to $4.3 million for the three months ended September 30, 2024 and the decrease was related to interest on the Pharmakon loan in 2024, which was repaid in November 2024.
Foreign Currency Gain
For the three months ended September 30, 2025, foreign currency gain was $1.3 million compared to $4.0 million for the three months ended September 30, 2024. This decrease of $2.7 million reflects less favorable exchange rate movements mainly due to the strengthening of the U.S. dollar against the pound sterling and the euro in the three months ended September 30, 2025.

Other Income, Net
For the three months ended September 30, 2025, other income, net was $5.1 million compared to $9.0 million for the three months ended September 30, 2024. This decrease was due to higher unrealized gains resulting from the change in fair value of our marketable securities in the three months ended September 30, 2024 related to more favorable interest rate movement.

Income Tax (Expense) Benefit
For the three months ended September 30, 2025, the income tax expense was $0.5 million compared to an income tax benefit of $2.6 million for the three months ended September 30, 2024. This change was due to a favorable discrete item in the three months ended September 30, 2024 related to U.S. research tax credits claimed on our 2023 U.S. income tax return.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue
The following table summarizes our total revenue (in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
Revenue from sale of therapies, net	$295,538	$225,937	$69,601	30.8%
Collaboration revenue	—	213	(213)	(100.0)%
Total revenue	$295,538	$226,150	$69,388	30.7%
Revenue from sale of therapies, net

Revenue from sale of therapies, net is presented by country / region based on location of the end customer below (in thousands).

	Nine Months Ended September 30,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
United States	$187,994	$162,900	$25,094	15.4%
Europe	99,372	55,454	43,918	79.2%
International	8,172	7,583	589	7.8%
Revenue from sale of therapies, net	$295,538	$225,937	$69,601	30.8%
For the nine months ended September 30, 2025, we generated revenue from sale of therapies, net of $295.5 million, due to the sale of KIMMTRAK, of which $188.0 million was in the United States, $99.4 million in Europe (including the impact of a net decrease in estimated reserves related to prior periods of $6.0 million) and $8.2 million in International. Revenue from sale of therapies, net increased in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due primarily to increased volume in the United States and Europe as well as global country expansion.
R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$59,950	$67,144	$(7,194)	(10.7)%
Tebentafusp programs	30,196	18,766	11,430	60.9%
Infectious disease programs	4,077	5,009	(932)	(18.6)%
All other external clinical and preclinical costs	42,035	17,309	24,726	142.9%
Total external R&D expenses	136,258	108,228	28,030	25.9%
Internal R&D expenses:
Salaries and other employee-related costs	35,882	33,247	2,635	7.9%
Share-based compensation expense	6,667	5,971	696	11.7%
All other internal R&D costs	23,780	19,577	4,203	21.5%
U.K. R&D tax credits	(6,539)	(5,722)	(817)	14.3%
Total internal R&D expenses	59,790	53,073	6,717	12.7%
Total R&D expenses	$196,048	$161,301	$34,747	21.5%

For the nine months ended September 30, 2025, our R&D expenses were $196.0 million, compared to $161.3 million for the nine months ended September 30, 2024.
For the nine months ended September 30, 2025, our external R&D expenses increased by $28.0 million due to an increase in all other external clinical and preclinical costs of $24.7 million related to continued progress in the pipeline, primarily for our autoimmune programs, including clinical material manufacturing for anticipated Phase 1 initiation. In addition, R&D expenses incurred for our tebentafusp programs increased by $11.4 million as a result of the TEBE-AM and ATOM Phase 3 trials and purchases of drug consumables. There was a decrease of $7.2 million in expenses incurred for our PRAME programs primarily resulting from higher costs in the nine months ended September 30, 2024 due to timing of manufacturing batches and purchases of drug consumables for our clinical trials, partially offset by higher costs in the nine months ended September 30, 2025 due to enrollment in our PRISM-MEL-301 Phase 3 clinical trial.
For the nine months ended September 30, 2025, our internal R&D expenses increased by $6.7 million primarily due to an increase in salaries and other employee-related costs and all other internal R&D costs due to the growth of our clinical and preclinical programs.

SG&A Expenses
For the nine months ended September 30, 2025, our SG&A expenses were $122.8 million, compared to $113.5 million for the nine months ended September 30, 2024, an increase of $9.3 million. The increase was due to costs related to commercial and business support functions to support our growing pipeline and global commercial expansion.
Interest Income and Interest Expense
For the nine months ended September 30, 2025, interest income was $12.6 million compared to $20.4 million for the nine months ended September 30, 2024. This decrease of $7.8 million was due to reduced cash and cash equivalents balances primarily related to purchases of marketable securities of $350.0 million in the second quarter of 2024 and lower interest rates earned on our money market funds in the nine months ended September 30, 2025. For the nine months ended September 30, 2025, interest expense was $9.1 million compared to $11.8 million for the nine months ended September 30, 2024, and the decrease was related to interest on the Pharmakon loan which was repaid in November 2024.
Foreign Currency Gain
For the nine months ended September 30, 2025, foreign currency gain was $3.7 million compared to $1.0 million for the nine months ended September 30, 2024. This increase of $2.7 million reflects favorable exchange rate movements mainly due to the weakening of the U.S. dollar against the pound sterling and the euro in the nine months ended September 30, 2025.

Other Income, Net
For the nine months ended September 30, 2025, other income, net was $15.2 million compared to $13.2 million for the nine months ended September 30, 2024. The increase was primarily related to income on our marketable securities purchased in the second quarter of 2024, including the unrealized gains resulting from the change in fair value, partially offset by lower unrealized gains due to less favorable interest rate movement in the nine months ended September 30, 2025.
Income Tax (Expense) Benefit
For the nine months ended September 30, 2025, the income tax expense was $2.1 million compared to an income tax benefit of $0.8 million for the nine months ended September 30, 2024. This change was due to a favorable discrete item in the nine months ended September 30, 2024 related to U.S. research tax credits claimed on our 2023 U.S. income tax return.
Liquidity and Capital Resources
Sources of Liquidity
Although we have recorded revenue from the sale of therapies, we have continued to incur operating losses and cumulative negative cash flows from our operations since our inception. We have an accumulated deficit of $801.2 million as of September 30, 2025.

Since our inception, we have funded our operations primarily with proceeds from sales of equity securities, revenue from sale of therapies, debt financings and historical payments from collaboration partners. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $498.4 million and $455.7 million, respectively, and marketable securities of $393.9 million and $364.6 million, respectively.
In September 2022, we entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may issue and sell ADSs, each representing one ordinary share, having an aggregate offering price of up to $250 million, from time to time, in one or more at-the-market offerings, for which Jefferies will act as sales agent and/or principal. The at-the-market facility has been registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3ASR (File No. 333-278120). As of September 30, 2025, no issuances or sales had been made pursuant to the Sales Agreement.
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
In the three months ending December 31, 2025, we expect to pay approximately $65.0 million related to accrued revenue deductions.
Other than the above mentioned indebtedness and payments, we currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our lease obligations and supplier purchase commitments in the normal course of business.
Cash Flows
As of September 30, 2025, we had cash and cash equivalents of $498.4 million, as compared to $455.7 million as of December 31, 2024 and we also have marketable securities of $393.9 million as of September 30, 2025 as compared to $364.6 million as of December 31, 2024. Our working capital was $852.5 million as of September 30, 2025, compared to $717.7 million as of December 31, 2024.
The following table summarizes the primary sources and uses of cash and cash equivalents for each period presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents at beginning of period	$455,731	$442,626
Net cash provided by operating activities	21,943	40,012
Net cash used in investing activities	(15,460)	(351,589)
Net cash provided by financing activities	8,087	395,392
Net foreign exchange difference on cash held	28,112	11,326
Cash and cash equivalents at end of period	$498,413	$537,767

Net cash provided by our operating activities was $21.9 million for the nine months ended September 30, 2025, compared to $40.0 million for the nine months ended September 30, 2024. This decrease of $18.1 million was primarily driven by a reduction in accrued expenses and other liabilities, reflecting the timing of payments, partially offset by an increase in net revenue from sale of therapies and cash collections.
Net cash used in investing activities was $15.5 million for the nine months ended September 30, 2025, compared to $351.6 million for the nine months ended September 30, 2024. The decrease of $336.1 million is predominantly due to higher purchases of marketable securities in the nine months ended September 30, 2024 compared to the same period in 2025.

Net cash provided by our financing activities during the nine months ended September 30, 2025 was $8.1 million compared to $395.4 million for the nine months ended September 30, 2024. The decrease of $387.3 million was primarily the result of the net cash proceeds from the Notes of $389.1 million received in the nine months ended September 30, 2024 with no similar proceeds received in the nine months ended September 30, 2025.
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
We held cash and cash equivalents of $498.4 million and marketable securities of $393.9 million as of September 30, 2025. Based on our current operating plans, we expect that our existing cash and cash equivalents and marketable securities balances, along with anticipated revenue from KIMMTRAK, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report. Given our need for additional financing to support the long-term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.
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

Contractual Obligations
Leases and manufacturing
As part of our ongoing operations, we have material contractual lease obligations over expected lease terms of several years and expiry dates extending to 2043 primarily for our most significant facilities in the United Kingdom. These obligations and potential obligations could result in payments of up to $75.7 million. The majority of such payments represent longer-term commitments as outlined in the notes to our condensed consolidated financial statements. The lease agreements are cancellable assuming certain conditions are met prior to expiry. We expect to continue to incur expenses for such leases for the foreseeable future. As we continue to grow, launch further products or expand our operations in other countries, we may determine that it is necessary to enter into further lease agreements, which would increase our cash outflows. Further obligations or commitments in the near term relate to our capital expenditure requirements for the purpose of improving our leased facilities. If we continue to grow, such commitments may become significant in value.
We have a number of existing manufacturing obligations, some of which relate to the manufacture of KIMMTRAK. We have similar obligations related to our earlier stage programs. These obligations and potential obligations could result in payments of up to $20.1 million, and are expected to increase as we continue to advance our pipeline in 2025 and beyond. While we have already incurred costs for commercial launches of KIMMTRAK in the United States, Europe and other territories, additional manufacturing obligations may arise in future in relation to product sales in these territories. We have also entered into third-party agreements relating to marketing and distribution of KIMMTRAK. The majority of such obligations have standard payment terms, and our level of non-cancellable commitments with such parties is not considered material. To meet demand, we may amend or enter into further agreements with CMOs or other parties which could cause our cash requirements to increase. While receipts from the sale of KIMMTRAK or other future products may fund our ongoing manufacturing and sales efforts, there can be no assurance that we will earn such revenues. In the longer term, if we received regulatory approval for our other product candidates, we would expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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
Critical Accounting Estimates
Our condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, respectively, have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the value of assets and liabilities—as well as contingent assets and liabilities—as reported on the balance sheet date, and revenues and expenses arising during the fiscal period.
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

Judgment has historically been required in determining expected rebate percentages for the amount of net revenue from sale of therapies in France. Rebates payable were subject to a high degree of estimation uncertainty. Our estimate of these rebates represented the difference between the expected agreed price for the commercial sale of KIMMTRAK in France, which has historically been subject to negotiation, and the initial price of tebentafusp and KIMMTRAK until the Company completed price negotiations in France during the three months ended March 31, 2025. Analysis of further legislative requirements, sales volumes and the expected benefit of KIMMTRAK to patients in France was also required in the assessment of rebates payable. We applied judgment to assess internal targets, pricing information of other therapies approved for sale in France, information obtained from price negotiations of KIMMTRAK in other countries, and information connected with KIMMTRAK’s safety profile when forming our estimated rebate deduction from revenue. For other European markets where the price is open to negotiation, judgments are made in line with expected pricing outcomes.
Our total accrued revenue deductions as of September 30, 2025 were $170.2 million, including amounts of $10.2 million for the critical estimates subject to greater estimation uncertainty and judgments described above. These amounts are included within Accrued expenses and other current liabilities and Accrued expenses, non-current in the Condensed Consolidated Balance Sheet as of September 30, 2025. In the three months ending December 31, 2025, we expect to pay approximately $65.0 million related to accrued revenue deductions.
A 20% increase or decrease in estimates of expected rebate and chargeback percentages for amounts payable to governments or government agencies for the critical estimates described above would have resulted in a $2.0 million reduction or increase in Revenue from sale of therapies, net reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2025. We believe our expected values of accruals reported in the Condensed Consolidated Balance Sheet are materially appropriate; however, due to the uncertainties and judgments outlined above, it is possible eventual amounts could significantly differ to these estimates. For critical estimates reported as of December 31, 2024, additional information including completing price negotiations in France and Germany in the nine months ended September 30, 2025 resulted in a change in estimate of $6.0 million of net decrease to our total accrued revenue deductions as of September 30, 2025.
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
Our cash and cash equivalents were $498.4 million and $455.7 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, 75% of our cash and cash equivalents were held by our U.K. operating subsidiary, of which 48% were denominated in U.S. dollars, 39% were denominated in pounds sterling and 13% were denominated in euros. All of our marketable securities were held by our U.K. parent company and were denominated in U.S. dollars. The remainder of our cash and cash equivalents are held across our other subsidiaries and denominated in a mix of operating currencies. Changes in exchange rates had an impact on U.S. dollar cash and cash equivalents balances held by our main operating subsidiary in the United Kingdom, which resulted in foreign exchange losses in the nine months ended September 30, 2025 and 2024. These losses were more than offset by foreign exchange gains primarily on intercompany loans in the nine months ended September 30, 2025. Further movements in exchange rates or returns to previous exchange rate levels have caused, and may continue to cause, material fluctuations or equivalent losses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
A five percentage point increase in exchange rates would reduce the carrying value of net financial assets and liabilities held in foreign currencies as of September 30, 2025 by $5.9 million and as of December 31, 2024 by $6.5 million. A five percentage point decrease in exchange rates would increase the carrying value of net financial assets and liabilities held in foreign currencies as of September 30, 2025 by $5.9 million and as of December 31, 2024 by $6.5 million.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There were no material changes during the period covered in this Quarterly Report to the risk factors previously disclosed in Item 1A. Risk Factors in our Annual Report, except for the risk factor noted below.
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
For example, in July 2025, the United States and the European Union announced a bilateral agreement on tariffs and trade, which was further detailed in a joint statement on August 21, 2025. Under this framework, the United States committed to an all inclusive ceiling of 15% on most tariffs applied to goods originating from the European Union, including pharmaceuticals. These proposed tariffs are subject to further review and implementation by the U.S. government, but some level of tariff is expected to apply to our supply of drug, which is manufactured in the European Union. As of the date of this Quarterly Report, the effective date of the proposed tariffs is unknown.  We are assessing the impact these tariffs would have on our cost of importing clinical and commercial product into the United States, which is expected to increase the cost of revenue from sale of therapies and reduce our margins on the sale of our products. Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or non-U.S. jurisdictions related to compliance with trade regulations. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business. Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects.
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

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Total Ordinary Shares to be Sold(3)	Expiration Date
Roy S. Herbst, M.D., Ph.D. Non-Executive Director	Adoption	September 15, 2025	X		10,620	December 11, 2026

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

IMMUNOCORE HOLDINGS PLC

Date:	November 6, 2025	By:	/s/ Bahija Jallal
			Name:	Bahija Jallal, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Travis Coy
			Name:	Travis Coy
			Title:	Chief Financial Officer
(Principal Financial Officer)