Form 10-K
period 2025-12-31
Immunocore Holdings plc
filed 2026-02-25
CIK 1671927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒ No
The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant, based upon $31.38, the closing price of the registrant’s American Depositary Shares on the Nasdaq Global Market on June 30 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.5 billion.
As of January 31, 2026, the registrant had 50,695,078 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, par value £0.002, shares consisting of 49,960,681 voting ordinary shares and 734,397 non-voting ordinary shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

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
•the plans for expansion and growth into new melanoma indications, beyond melanoma into other tumor types, and beyond oncology;
•the safety, efficacy and clinical progress of our various ongoing clinical programs and any planned clinical programs, including those for tebentafusp, brenetafusp, IMC-P115C, IMC-T119C, IMC-R117C, IMC-M113V, IMC-I109V, IMC-S118AI, and IMC-U120AI;
•our ability to continue to generate revenues, which is dependent upon maintaining significant market acceptance among physicians, patients and healthcare payors;
•our ability to maintain regulatory approval of KIMMTRAK for metastatic uveal melanoma ("mUM") in the United States, European Union and other territories, as well as our ability to obtain and maintain regulatory approval in additional indications, jurisdictions, and the timing thereof;
•our expectations regarding the continued commercialization and marketing of KIMMTRAK for mUM, including expanding into and the related timing of reaching patients in additional indications and territories;
•our ability to build a sustainable pipeline of new product candidates, including but not limited to future generations of KIMMTRAK and additional product candidates identified and developed using our ImmTAX® platform;
•our ability to continue successfully executing our sales and marketing strategy of KIMMTRAK in the United States, Europe and elsewhere, including continuing to successfully recruit and retain sales and marketing personnel and to successfully build the market for our medicines;
•the rate and degree of market acceptance of our product candidates among physicians, patients, patient advocacy groups, third-party payors and the medical community and our ability and our distribution and marketing partners’ ability to obtain coverage and adequate reimbursement and pricing for our medicines from government and third-party payors and risks relating to the success of our patient assistance programs;
•the initiation, timing, progress and results of our ongoing and planned clinical trials, including the expansion arms of such trials, for tebentafusp in advanced melanoma and adjuvant uveal (or ocular) melanoma, brenetafusp, IMC-P115C, IMC-R117C, IMC-M113V, IMC-S118AI, and IMC-U120AI, and our research and development programs, including delays or disruptions in clinical trials, non-clinical experiments and investigational new drug application-enabling studies;
•our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations, our future expenses, including the impact thereon of changes in interest rates and inflation, fluctuating exchange rates and other macroeconomic factors, and our future revenues and our need for and ability to obtain additional financing;
•our expectations regarding timing of regulatory filings for, or our ability to obtain regulatory approval of, our product candidates;
•our ability to obtain accelerated approval for current and future product candidates from the U.S. Food and Drug Administration ("FDA"), the European Commission, or other comparable regulatory authorities in other jurisdictions;
•our expectations regarding business disruptions affecting the initiation, patient enrollment, clinical trial site monitoring, development and operation of our current and proposed clinical trials, including as a result of a public health emergency or other global and macroeconomic factors, such as the war in Ukraine, the conflict in the Middle East, global geopolitical tensions, supply chain disruptions, and changes in interest rates and inflation;
•our business strategies and goals, including our 2026 strategic priorities;
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

You should refer to the section titled “Risk Factors” in Part I, Item 1A. of this Annual Report for a discussion of important factors that may cause our actual results and the timing of certain events to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.
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
RISK FACTORS SUMMARY
Our business is subject to a number of risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A. of this Annual Report. Set forth below is a summary list of the principal risk factors as of the date of filing this Annual Report:
•We have incurred significant losses in every year since our inception. We may continue to incur losses over the next several years and may never achieve or maintain profitability.
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
•We may be unable to successfully complete additional large-scale, pivotal clinical trials for any product candidates we develop.
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
PART I
Item 1.    Business
We are a commercial stage biotechnology company pioneering and delivering transformative immunomodulating medicines to radically improve outcomes for patients with cancer, infectious diseases, and autoimmune diseases. Leveraging our proprietary, flexible, off-the-shelf ImmTAX® (Immune mobilizing monoclonal TCRs Against X disease) platform, we are developing a deep pipeline in multiple therapeutic areas, including clinical stage programs in oncology and infectious disease, advanced pre-clinical programs in autoimmune disease and earlier pre-clinical programs across three therapeutic areas.
In 2022, we received approval for our lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma ("mUM") from the FDA, the European Commission and other health authorities. KIMMTRAK is now approved in 39 countries and the Company has commercially launched the product in 30 countries, including the United States, Germany and France, among other territories.
KIMMTRAK is the lead product from our ImmTAX platform and was the first approved therapy in mUM. To date, we have treated over 2,000 cancer patients with KIMMTRAK (tebentafusp), and our other ImmTAX product candidates, which we believe is the largest clinical data set of any T cell engager bispecific in solid tumors and any T cell receptor ("TCR") therapeutic. Our clinical programs are being conducted with patients with a broad range of cancers including melanoma, ovarian, lung, and colorectal, among others. We believe that these tumor types have large addressable patient populations and significant unmet need. We are progressing three late-stage clinical programs within our ImmTAC® (Immune mobilizing monoclonal TCRs Against Cancer) portfolio, including KIMMTRAK and the PRAME-targeted brenetafusp.
KIMMTRAK is manufactured at facilities located in Denmark and Germany, with final packaging completed in the Netherlands. We are supporting the appropriate use of KIMMTRAK in the United States and Europe through a well-equipped and fit-for-purpose trained commercial team that includes commercial, medical, sales, and value access team members. We utilize a hybrid commercialization model that includes an in-house sales force in the United States and contracted resources in the United States and Europe. To support our commercialization efforts, we have an exclusive multi-regional collaboration with Medison Pharma Ltd. ("Medison") to help seek regulatory authorization and commercialize KIMMTRAK in Canada, Australia, New Zealand, Israel, Central and Eastern Europe, South and Central America and the Caribbean and we have entered into a distribution and commercialization agreement with Er-Kim Pharmaceuticals Bulgaria EOOD ("Er-Kim") for commercialization of KIMMTRAK in Turkey, the Middle East, North Africa, Caucasus, and the Commonwealth of Independent States regions.
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

Our ImmTAX bispecific therapeutics are designed to couple the targeting power of these engineered TCRs on one end with the other end displaying pre-optimized effector functions, which have the ability to drive a desired immune response at the site of the disease. This combination is designed to provide us with significant flexibility as we are able to engineer and tailor our ImmTAX therapeutics to target proteins that are specific to the disease we are trying to treat and then modulate the corresponding immune response by either boosting or inhibiting the immune system.
We will also continue pioneering immunotherapy and unlocking the full potential of our platform to generate transformative treatments for patients, by using different targeting mechanisms and immune effectors for next-generation bispecific therapies.

Our Pipeline
We are currently leveraging our platform within three therapeutic areas: cancer, infectious diseases, and autoimmune diseases. Our oncology portfolio includes numerous pre-clinical to late stage programs, including Phase 3 clinical trials of KIMMTRAK (tebentafusp) in advanced cutaneous melanoma and adjuvant uveal melanoma, brenetafusp in a Phase 3 clinical trial in first-line advanced cutaneous melanoma and in a Phase 1/2 clinical trial in multiple tumor types, IMC-R117C (PIWIL-1) in a Phase 1/2 clinical trial in advanced solid tumors, including colorectal cancer, and IMC-P115C (PRAME-HLE-A02) in a Phase 1 clinical trial for patients with tumors that express PRAME. In infectious diseases, we are currently evaluating IMC-M113V, in Phase 1 clinical trials for a potential functional cure in human immunodeficiency virus ("HIV"). We have expanded the ImmTAX platform into autoimmune diseases with the addition of two potential first-in-class new bispecific candidates entering the pipeline: IMC-S118AI, for which we have submitted a clinical trial application ("CTA") in December 2025, and IMC-U120AI for which we plan to submit a CTA or investigational new drug application ("IND") in the second half of 2026. Our current pipeline is below.

Leading bispecific TCR pipeline

	Candidate	Target (HLA type)	Indication		Pre IND	Phase 1	Phase 2	Phase 3	Approved
Oncology	KIMMTRAK	gp100-A02	Uveal (ocular) melanoma						
			Adjuvant uveal (ocular) melanoma		ATOM sponsored by EORTC				
			2L+ advanced cutaneous melanoma		TEBE-AM				
	PRAME Programs	Brenetafusp (PRAME-A02)	1L advanced cutaneous melanoma		PRISM-MEL-301				
			Combos	Ovarian, NSCLC[1]					
				Additional solid tumors					
		IMC-P115C (PRAME-A02-HLE)		Multiple solid tumors					
	IMC-R117C	PIWIL1-A02	Colorectal and GI cancers						
ID*	**IMC-M113V**	Gag-A02	Human Immunodeficiency Virus (HIV)						
Autoimmune	**IMC-S118AI**	PPI x PD1-A02	Type 1 Diabetes						
	IMC-U120AI	CD1a x PD1 (non-HLA restricted)[2]	Atopic Dermatitis						

[1] NSCLC = Non-small cell lung cancer [2] Program is not HLA restricted (i.e. universal for all populations). *ID = Infectious diseases

Our ImmTAC Platform (Oncology)
Within our ImmTAC platform, KIMMTRAK is approved in 39 countries for HLA-A*02:01-positive adult patients with unresectable or mUM, and is being evaluated in Phase 3 registrational trials for adjuvant uveal melanoma and advanced cutaneous melanoma. Brenetafusp, a PRAME-targeted candidate, is being evaluated in an ongoing Phase 3 registrational trial, PRISM-MEL-301, in first-line advanced cutaneous melanoma, and we are enrolling patients in multiple expansion arms of the Phase 1/2 clinical trial. Additionally, we have initiated a Phase 1/2 trial with IMC-R117C in advanced gastrointestinal cancers, and a Phase 1 trial with IMC-P115C (PRAME-HLE-A02) in patients with tumors that express PRAME. The pipeline also includes additional undisclosed pre-clinical programs. Our ImmTAC product candidates are bispecific, soluble TCR molecules featuring an antigen-specific targeting module based on our high-affinity, highly specific TCR system and our proprietary cluster of differentiation 3 ("CD3") effector module for T cell recruitment, engagement and activation.

Our ImmTAC programs include:
•KIMMTRAK (tebentafusp), our ImmTAC molecule targeting an HLA-A*02:01 gp100 antigen, is our first approved product. The FDA and the European Commission have approved KIMMTRAK (tebentafusp-tebn and tebentafusp, respectively) for the treatment of HLA-A*02:01-positive adult patients with unresectable or mUM. KIMMTRAK is currently approved in 39 countries. As of the date of this Annual Report, we have commercially launched KIMMTRAK in 30 countries, including the United States, with further commercial launches underway in additional territories where we have received regulatory approval.
•KIMMTRAK is also being evaluated for the treatment of 2L+ advanced cutaneous melanoma ("CM"). We are currently enrolling patients in a randomized Phase 3 clinical trial (TEBE-AM) to investigate the potential of tebentafusp as a monotherapy or in combination with an anti-PD(L)1 therapy. This trial is enrolling patients with advanced CM, excluding only uveal melanoma, who have progressed on an anti-PD1, received prior ipilimumab and, if applicable, received a prior targeted therapy (BRAF mutant). We expect the Phase 3 trial to complete patient enrollment in the first half of 2026 with topline data expected as early as the second half of 2026.
•KIMMTRAK is also being evaluated for the treatment of adjuvant therapy for uveal (or ocular) melanoma in the ATOM registrational Phase 3 trial. This is a global trial led by the European Organisation for Research and Treatment of Cancer ("EORTC") and randomization is ongoing. We expect the Phase 3 trial to complete enrollment in 2028.
•Brenetafusp, the first PRAME x CD3 ImmTAC bispecific molecule, is being evaluated in patients with first-line advanced CM in our registrational PRISM-MEL-301 Phase 3 clinical trial in combination with nivolumab with a primary endpoint of progression-free survival ("PFS"). PRISM-MEL301, the first Phase 3 clinical trial with brenetafusp, is randomizing patients with HLA-A*02:01-positive, first-line advanced CM to brenetafusp + nivolumab versus a control arm of either nivolumab or nivolumab + relatlimab, depending on the country where the patient is enrolled. Following a pre-planned review of safety for all three arms and of efficacy for the two brenetafusp regimens (40 mcg and 160 mcg) in the first 90 randomized patients, the Independent Data Monitoring Committee recommended the dose of 160 mcg as the go-forward dose in PRISM-MEL-301. Patients who were receiving 40 mcg were given the option to dose-escalate to 160 mcg but will not be included in the intent-to-treat analysis for the primary endpoint.
•Brenetafusp is also being tested in a Phase 1/2 clinical trial in combination with non-platinum chemotherapies in platinum-resistant ovarian cancer ("PROC") and with bevacizumab or with platinum chemotherapy in earlier lines of platinum sensitive ovarian cancer ("PSOC"). In the same trial, we continue to evaluate signal detection in metastatic non-small cell lung cancer ("NSCLC") cohorts, including brenetafusp in combination with docetaxel and with osimertinib in earlier-line NSCLC and additional solid tumors. We expect to present data from this trial in the second half of 2026.
•IMC-P115C, our half-life extended ImmTAC candidate is being tested in a Phase 1 dose escalation trial in HLA-A*02:01-positive patients with a range of advanced cancers expressing PRAME. This ImmTAC candidate was designed with the aim of improving patient convenience. IMC-P115C targets the same PRAME-A02 peptide, with the same CD3 effector and TCR, specificity as brenetafusp. We expect to present data from this trial in the second half of 2026.
•IMC-R117C, our ImmTAC candidate targeting an optimal HLA-A*02:01 PIWIL1, is being tested in a Phase 1/2 trial (first dose was administered in December 2024) for patients with advanced solid tumors, including colorectal cancer, as a single agent and in combination with standards of care. PIWIL1 is believed to play a role in tumor progression and is expressed across a range of tumors including colorectal, which is historically insensitive to immune checkpoints, as well as other gastrointestinal cancers. PIWIL1 is also reported to be a negative prognostic marker. We believe IMC-R117C is the first PIWIL1 targeted immunotherapy. We expect to present initial data from this trial in 2027.

Our ImmTAV Platform (Infectious Diseases)
Within our ImmTAV® (Immune mobilizing monoclonal TCRs Against Virus) platform our lead program is IMC-M113V targeting a functional cure for HIV. Our ImmTAV pre-clinical and clinical candidates are bispecific soluble TCR molecules featuring our ImmTAX TCR-based targeting system with high specificity for low-expression viral antigens, combined with the proprietary anti-CD3 effector module for T cell engagement and activation that has been evidenced by our clinical oncology pipeline. We shared promising data in 2025 about our programs in HIV and HBV. We are enrolling patients at higher doses in the HIV trial. We have completed the SAD portion of the trial for HBV and will determine next steps in 2026.
Our ImmTAV programs include:
•IMC-M113V, our ImmTAV molecule targeting a human immunodeficiency virus gag antigen bispecific TCR molecule, is being evaluated in a Phase 1/2 clinical trial ("STRIVE"). Initial Phase 1 safety and pharmacodynamic activity data from the single ascending dose ("SAD"), portion of the trial was presented at the Conference on Retroviruses and Opportunistic Infections ("CROI") in 2023. IMC-M113V was well tolerated at doses where we observed biomarkers of T cell engagement. We are enrolling people living with HIV in the multiple ascending dose ("MAD") portion of the trial, to identify a safe and tolerable dosing schedule that could lead to reduction in the viral reservoir and control of HIV after stopping antiretroviral therapies, or functional cure. We presented initial data from the MAD portion of the trial at the CROI 2025 conference. The data included 16 people living with HIV ("PLWH") who were stable on antiretroviral therapy ("ART"). All doses were well tolerated and no serious adverse events or dose limiting toxicities were observed. In the 15 evaluable PLWH, delayed viral rebound and/or viremia control at any point during the analytical treatment interruption ("ATI") was observed in none of five PLWH at 60 mcg, one of five at 120 mcg, and two of five at 300 mcg. The three PLWH with evidence of viral control had a viral load of approximately 200 copies/mL at week 8. The historical rate for this observation is 5%. Furthermore, two of these three PLWH remained off ART for the entire 12-week ATI period that was pre-specified in the protocol. Patient enrollment continues at higher doses in the multiple ascending dose part of the Phase 1/2 clinical trial to identify a safe and tolerable dose. We expect to report additional MAD data from the STRIVE trial in the second half of 2026.
•IMC-I109V, our ImmTAV molecule targeting a conserved hepatitis B virus envelope antigen, has been evaluated in a Phase 1 clinical trial in patients with chronic HBV who are non-cirrhotic, hepatitis B e-Antigen negative, and virally suppressed on chronic nucleot(s)ide analogue therapy. We presented data at The Liver Meeting, organized by the American Association for the Study of Liver Diseases (AASLD). Our presentation showed that IMC-I109V is generally well tolerated in all evaluated doses and exhibits pharmacodynamic effects consistent with its mechanism of action, including reduction in HBsAg levels, clearance of which is indicative of resolved hepatitis B infection. We have completed the SAD portion of the trial and will determine next steps in 2026.
Our ImmTAAI® Platform (Autoimmune Diseases)
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
Our ImmTAAI programs include:
•IMC-S118AI is our ImmTAAI molecule specifically targeted to the pancreatic beta-cells for disease modifying treatment in type 1 diabetes. We submitted a CTA for IMC-S118AI in December 2025. IMC-S118AI recognizes a peptide from pre-pro-insulin presented by HLA-A2*01 on beta-cells coupled with a PD1 agonist effector arm. Type 1 diabetes is an autoimmune condition in which the patient’s immune system attacks and kills the beta-cells responsible for controlling glucose levels through the release of insulin. Progressive loss of beta cells leads to loss of glucose control requiring life-long monitoring and treatment with exogenous insulin. We believe IMC-S118AI has the potential to provide a differentiated option for treatment with advantages of tissue-specific down modulation without immunosuppression. We expect to begin the Phase 1 clinical trial in the first half of 2026.

•IMC-U120AI is a CD1a-tethered PD1 agonist ImmTAAI therapy. It targets a non-HLA restricted or ‘universal’ target expressed on antigen presenting cells in the skin. CD1a is an HLA-like protein that is expressed on skin and mucosal antigen presenting cells, such as Langerhans cells. It plays an important role in triggering allergic inflammation in atopic dermatitis and potentially other immune diseases. We believe that precision targeting of our PD1 agonist based immune inhibitory molecule to these key cells involved in the establishment and maintenance of disease will provide clinical benefit to patients and the potential to modify the course of disease. We plan to file a CTA or IND in the second half of 2026 for a Phase 1 trial in atopic dermatitis.
Our 2026 Strategic Priorities
Our strategic priorities for 2026 include:
•Grow KIMMTRAK (tebentafusp) and prepare for potential new melanoma indications: reaching more metastatic uveal melanoma (mUM) patients and delivering KIMMTRAK’s lifecycle management program through two ongoing registrational Phase 3 trials (TEBE-AM and ATOM). We are also enrolling patients in a third Phase 3 registrational trial, PRISM-MEL-301, evaluating brenetafusp in first-line melanoma.
•Expand beyond melanoma into other tumor types: in 2026, we anticipate having multiple Phase 1 readouts with our PRAME bispecific candidates – brenetafusp and IMC-P115C (PRAME-A02-HLE) – across multiple tumor types, including ovarian and NSCLC, in combination with multiple therapies. This data will inform next steps. We are also enrolling patients in a Phase 1/2 dose escalation trial, including combinations, in colorectal cancer with IMC-R117C (PIWIL1-A02).
•Realize growth opportunities beyond oncology: in 2025, we showed important proof of concept data for our infectious disease platform and we continue to dose escalate and monitor the viral rebound kinetics in the Phase 1 trial in people living with HIV. We are also advancing our two autoimmune disease candidates towards the clinic: initiation of the Phase 1 trial for IMC-S118AI (PPI x PD1), and submission of a CTA for IMC-U120AI (CD1a x PD1).
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
Ability for our technology with multiple targeting mechanisms and effectors. We will continue pioneering immunotherapy and unlocking the full potential of our platform to generate transformative treatments for patients, by using different targeting mechanisms and immune effectors for next-generation bispecific therapies. Our second candidate in autoimmune diseases, IMC-U120AI, which is also our first non-HLA restricted (i.e., universal for all populations) program, is an illustration of how we leverage our platform.

Sales and Marketing
As of December 31, 2025, we have launched KIMMTRAK in 30 countries, including the United States, Germany, France and a number of other countries, and we are focused on driving increasing awareness and adoption of KIMMTRAK as a treatment for mUM. Our focus is to utilize our commercial capabilities to continue to meet patient demand in our major markets, and to launch in further markets in 2026. A breakdown of revenue from the sale of therapies is presented by country / region based on the location of the customer below (in thousands).

	2025	2024	2023
United States	$256,998	$226,687	$169,791
Europe	131,422	73,224	67,628
International	11,596	10,078	1,316
Revenue from sale of therapies, net	$400,016	$309,989	$238,735
Medison is the exclusive distribution partner for KIMMTRAK in Canada, Australia, New Zealand, Israel, Central and Eastern Europe, South and Central America, and the Caribbean. In 2025, we signed a distribution and commercialization agreement with Er-Kim for KIMMTRAK in Turkey, the Middle East, North Africa, Caucasus, and the Commonwealth of Independent States regions.
Reimbursement
Coverage in the United States, Europe and other territories
Sales of KIMMTRAK and any future approved products will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health programs, commercial insurers, and managed healthcare organizations, as well as the level of reimbursement such third-party payors provide for our products. In the United States, it is essential to obtain third-party payor coverage policies, coding mechanisms, and adequate payment to expand market acceptance and adoption of KIMMTRAK as a treatment for mUM. We continue working with the U.S. commercial third-party payor community in order to maintain coverage for KIMMTRAK.
In addition, in some foreign countries, the proposed pricing must be approved before a product may be lawfully marketed. The requirements governing pricing vary widely from country to country. As of December 31, 2025, we have pricing and reimbursement agreements in more than 20 European and other territories, including Germany, France, and Italy.
In order to maximize KIMMTRAK's access and revenue, we are continuing our reimbursement and pricing submissions and negotiations in several additional countries.
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
We do not currently own or operate manufacturing facilities for the production of clinical or commercial ImmTAX product candidates, and we have no current intention to build out our own manufacturing capabilities in the foreseeable future. Instead, we outsource to contract manufacturing organizations ("CMOs"), for both drug substance and drug product production and have a successful cGMP-compliant manufacturing history of production of cGMP batches. We develop the upstream fermentation and downstream purification processes, as well as the analytical assays for quality control batch release testing and stability studies in-house and then transfer the technology and know-how to the CMOs to establish, scale-up, validation and manufacturing. This outsourced approach to manufacturing requires the CMOs to establish master and working cell banks, ImmTAX reference standards and produce the cGMP-compliant drug substance, and/or cGMP-compliant drug product. We conduct quality and technical audits of the CMOs to monitor the manufacturing operations and ensure compliance with the mutually agreed process operations and cGMP-regulations.

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
Competition
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies and intense competition. We believe that our approach, strategy, TCR experience and ultimately, our ImmTAX platform provide us with competitive advantages. However, we expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or with their collaborations, have significantly greater financial, technical and other resources, and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TCR-based therapeutics to address unmet needs in cancer including: Adaptimmune Therapeutics plc, Immatics Biotechnologies GmbH ("Immatics"), Adaptive Biotechnologies Corporation ("Adaptive"), pure MHC, LLC, BioNTech SE, Genentech, Inc. ("Genentech"), Enara Bio Limited and Boehringer Ingelheim International GmbH who are also seeking to identify peptide HLA targets and develop product candidates; Immatics, Anocca AB, T-Knife GmbH, Adaptive, 3T Biosciences, Inc., Regeneron Pharmaceuticals, Inc. ("Regeneron"), Takara Bio Inc., AstraZeneca PLC, Lion TCR Pte. Ltd., TCRCure Biopharma Ltd., Corregene Biotechnology Co. LTD, and TScan Therapeutics, Inc. ("TScan") who are developing TCR-based cell therapies; and Immatics, Molecular Partners AG, 3T Biosciences, Inc., Crossbow Therapeutics, Inc., and CDR-Life Inc. are developing CD3-based TCR bispecific compounds or TCR mimetic antibodies.

We are aware of various companies and academic institutions that are developing TCR transduced cell therapies against a range of pHLA targets, some of which may overlap with product candidates in our pipeline such as PRAME. Specifically in regard to PRAME, we are aware that Immatics, TScan, and Replay Therapeutics, Inc. (in collaboration with MD Anderson) are conducting Phase 1 clinical trials of PRAME-directed cellular therapies and Immatics is also conducting a Phase 1/2 clinical trial of a PRAME TCRxCD3 half-life extended bispecific approach.
Oncology
Any ImmTAC product candidates that we successfully develop and commercialize for oncology indications may compete with existing products and new products that may become available in the future. There is intense competition in the field of oncology from multiple different treatment modalities and new approaches are continually emerging.
In August 2023, Delcath Systems, Inc. announced the approval and U.S. launch of HEPZATO KIT, a liver directed therapy that delivers a high dose of melphalan to the liver via percutaneous hepatic perfusion. This system is marketed in the European Union as a CE Marked medical device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT). We are aware of several other companies with product candidates in clinical development including an anticipated readout from Ideaya Biosciences’ first-line HLA-A*02:01 negative mUM registrational Phase 2/3 clinical trial in 2026. We are also aware of various companies conducting registrational Phase 3 clinical trials in uveal melanoma, including Ideaya Biosciences, Inc.'s registrational Phase 3 clinical trial in high-risk neoadjuvant uveal melanoma, and Replimune Group Inc.’s registrational Phase 2/3 clinical trial in immune-checkpoint naïve UM.

In March 2022, Bristol Myers Squibb announced the approval and launch of Opdualag, a new, first-in-class, fixed-dose combination of nivolumab and relatlimab, administered as a single intravenous infusion for the treatment of unresectable or metastatic melanoma. We are aware of several other companies with product candidates in clinical development in cutaneous melanoma, including Regeneron’s Phase 3 studies of cemiplimab and fianlimab, Iovance’s Phase 3 trial of lifileucel and pembrolizumab, Immatics’ Phase 3 trial of IMA203 TCR-T, and Moderna’s Phase 3 trial of mRNA4157 (mRNA cancer vaccine) in adjuvant melanoma.
HIV
There are now over 30 antiretroviral medications in six drug classes approved for the treatment of HIV. ART consists of treatment with a combination of two or three agents targeting different stages of the virus life cycle. If started early, ART provides a normal lifespan, prevents immunodeficiency and stops the spread of HIV. However, treatment does not provide a cure and must be taken continuously for life to prevent relapse. Furthermore, there is no effective vaccine to prevent HIV. We are aware of competitors pursuing a cure (e.g., by targeting the viral reservoir or using therapeutic antibodies to suppress viral relapse) but these are in early-stage clinical trials and have not yet demonstrated functional cure, as opposed to viral control.
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
Intellectual Property
We strive to protect and enhance the proprietary technologies, inventions and improvements that we believe are important to our business, including by seeking, maintaining, enforcing and defending patent rights for our therapeutics and platforms, whether developed internally or licensed from third parties. Our success will depend on our ability to obtain and maintain patent, trademark and other intellectual property protection for our therapeutic products, product candidates and platform technology, preserve the confidentiality of our know-how and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties. For more information, please see “Item 1A. Risk Factors—Risks Related to Intellectual Property.”
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
As of December 31, 2025, our global portfolio comprises over 850 patents and pending applications, including at least 25 issued U.S. patents and more than 500 ex-U.S. patents. The majority of our patents and patent applications are solely owned. The portfolio includes solely owned patents and patent applications directed to our commercial product KIMMTRAK (tebentafusp), our product candidates (including brenetafusp, IMC-M113V, IMC-I109V, IMC-P115C, IMC-R117C, IMC-T119C, IMC-S118AI and IMC-U120AI), and our platform technologies used to identify and generate our therapeutic candidates, novel targets, formulations and methods of treatment. A minor proportion of the portfolio that comprises certain older platform technology IP is also solely owned, with the exception of the one patent family jointly owned in equal share with Adaptimmune. We control the prosecution of this jointly owned patent family, and we have rights under the joint patents as required to develop and commercialize our therapeutics. For more information on our assignment and exclusive license agreement with Adaptimmune, see “Item 1. Business—Our Collaborations and License Agreements—Assignment and Exclusive License Agreement with Adaptimmune.”
We can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage.
We have not in-licensed any issued patents relating to our product or product candidates.

KIMMTRAK (tebentafusp)
As of December 31, 2025, we own granted patents and patent applications covering the composition of matter of our commercial product KIMMTRAK (tebentafusp). Granted patents have been obtained in major territories including the United States and Europe (including United Kingdom, France, Germany, Italy, Spain, Ireland, Denmark and the Netherlands), as well as other jurisdictions, such as Australia, Canada, China, Hong Kong, Japan, Mexico, Eurasia and South Africa. The granted patent in the US, including patent term extension ("PTE"), is set to expire in 2035. Supplementary protection certificates ("SPC"), extending patent term to the second quarter of 2035 have been granted in Australia, and in the majority of European territories where patents have been obtained. An SPC has also been granted in Canada, extending patent term through the second quarter of 2032. Granted patents in remaining jurisdictions are set to expire in 2030. Further patent families have been filed including those directed to dosing regimen, formulation, and methods of treatment. If granted, these applications would provide possible additional upside protection with expiries in the range of 2037 to 2042.
Pipeline Products
As of December 31, 2025, we solely own patent families covering the composition of matter of each of our oncology, infectious disease, and autoimmune pipeline candidates, including issued U.S. patents covering the composition of matter of brenetafusp, our PRAME-A02 candidate. The issued U.S. composition of matter patents for brenetafusp are estimated to expire in 2038, excluding any additional term for patent term adjustments or patent term extensions. Further patent applications have been filed relating to brenetafusp dosing regimens and methods of treatment.
Our ImmTAX platform and Other Technology
As of December 31, 2025, we solely own a number of patents and patent applications related to our platform and other technologies. The oldest patent families related to our TCR bispecific format will expire starting in 2030. We have filed further platform patent families relating to molecule formats with improved therapeutic properties, including formats with extended in vivo half-life and improved anti-CD3 effector functions, as well as therapeutic formats for the treatment of autoimmune indications.
Legacy platform patents include a jointly owned patent family with Adaptimmune. Such legacy patent filings also include ones relating to HLA-restricted peptide targets and their use.
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
Trademarks
As of December 31, 2025, our trademark portfolio contains registrations or registration applications related to our commercial and pipeline products, including KIMMTRAK as well as for IMMUNOCORE, in the United States and other relevant jurisdictions. We also have trademark registrations or registration applications relating to our platform technology, including ImmTAX, ImmTAC, ImmTAV and ImmTAAI in the United States and in certain foreign jurisdictions.
Our Collaborations and License Agreements
BMS Collaboration

In February 2024, we entered into a clinical trial collaboration and supply agreement (the "BMS Agreement") with Bristol-Myers Squibb ("BMS") to investigate our ImmTAC bispecific TCR candidate targeting PRAME HLA-A*02:01 brenetafusp in combination with BMS’s nivolumab, in first-line advanced cutaneous melanoma. Under the terms of the BMS Agreement, we are sponsoring and funding the registrational Phase 3 clinical trial of brenetafusp in combination with nivolumab in first-line advanced cutaneous melanoma (PRISM-MEL-301), and BMS is providing nivolumab. No monetary consideration is transferred as a result of the BMS Agreement.

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
Regulation in the United Kingdom
The Medicines and Healthcare products Regulatory Agency ("MHRA") is the United Kingdom’s standalone regulator for medicinal products and medical devices.
The United Kingdom’s regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into the United Kingdom’s national law through secondary legislation. On April 10, 2025, the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024 came into force, with a 12-month implementation period before entering into full effect on April 10, 2026. These amendments modernize the UK clinical trials framework and introduce significant changes including: (i) a risk-proportionate approach whereby low-risk trials can receive faster approval through automatic authorization without prior regulatory review; (ii) a combined review process integrating ethics committee and regulatory approvals into a single streamlined approval pathway; (iii) enhanced transparency requirements mandating registration of clinical trials in a public registry and publication of trial results within 12 months of trial completion; (iv) provisions to streamline approvals and enable innovation in clinical trial design; and (v) measures to promote patient and public involvement in clinical trials.
Marketing authorizations in the United Kingdom are governed by the Human Medicines Regulations (SI 2012/1916), as amended. In order to obtain a United Kingdom MA to commercialize products in the United Kingdom, an applicant must be established in the United Kingdom and must follow one of the United Kingdom national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops).
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
Existing EU marketing authorizations for centrally authorized products were automatically converted into United Kingdom’s marketing authorizations, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. On January 1, 2025, the Windsor Framework came into effect, reintegrating Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products and introducing a UK-wide licensing process for medicines.

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
Regulation of In Vitro Diagnostic Medical Devices in the United Kingdom
In vitro diagnostic medical devices (“IVDs”), are regulated in the United Kingdom under the Medical Devices Regulations 2002, as amended, which implement requirements derived from the EU In Vitro Diagnostic Medical Devices Directive. The MHRA is responsible for the regulation of IVDs in the United Kingdom. Manufacturers must demonstrate conformity with applicable essential requirements, including analytical and clinical performance, before placing IVDs on the UK market. From July 1, 2023, the UK has required UKCA marking for IVDs placed on the Great Britain market, though CE marking continues to be recognized during a transitional period. Manufacturers must appoint a UK Responsible Person if they are not established in the United Kingdom.

The United Kingdom is developing a new regulatory framework for IVDs based on a risk-based approach similar to the EU's In Vitro Diagnostic Regulation (EU) 2017/746 with the stated aim of reducing regulatory burden, with UK-specific modifications. The new regime will include enhanced clinical evidence requirements, increased scrutiny by UK-approved bodies for higher-risk devices, and strengthened post-market surveillance. The MHRA will provide transitional arrangements for compliance, though specific timelines remain subject to regulatory development and parliamentary approval.
Other Healthcare Laws and Regulations
Healthcare providers, physicians and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Arrangements with third-party payors, existing or potential customers and referral sources, including healthcare providers, are subject to broadly applicable fraud and abuse, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers conduct research, market, sell and distribute the products for which they obtain marketing approval. Such restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers, formulary managers and other individuals and entities on the other. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "ACA"), amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to commit a violation;
•the federal civil and criminal false claims, including the civil False Claims Act (the "FCA"), and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. Certain marketing practices, including off-label promotion, also may implicate the FCA. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
•the Health Insurance Portability and Accountability Act as amended ("HIPAA") imposes criminal and civil liability, among other things, for executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the transmission, security and privacy of individually identifiable health information on covered entities, such as health plans, health care clearinghouses and certain healthcare providers, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose, access, or otherwise process individually identifiable protected health information; and
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third- party payor, including commercial insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, drug pricing and/or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, and may not have the same effect, thus complicating compliance efforts.
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

Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of KIMMTRAK or any other products for which we may obtain regulatory approval. In the United States, sales of any product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of FDA-approved drugs for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Inflation Reduction Act of 2022 (“IRA”), among other things, (1) directs the U.S. Department of Health and Human Services ("HHS") to negotiate the price of certain single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Adoption of additional price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.
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
By way of example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expiring ACA subsidies. On July 4, 2025, the annual reconciliation bill (OBBBA) was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.
Other legislative changes have been proposed and adopted in the United States. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach its target goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken.
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
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced several agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

On January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment ("HTA Regulation"), was entered into application through a phased implementation. The HTA Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices will also come into scope in 2026. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products. The Regulation establishes a framework for EU‑level joint clinical assessments and increased cooperation among Member States on clinical aspects of health technology evaluation. Pricing and reimbursement decisions remain under the exclusive authority of individual Member States. In light of the fact that the United Kingdom has left the EU, the HTA Regulation does not apply in the United Kingdom. However, the MHRA is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium ("SMC"), the National Institute for Health and Care Excellence ("NICE"), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products. For example, in March 2021, the UK introduced the Innovative Licensing and Access Pathway (“ILAP”) which brings together the MHRA, NICE, SMC and the All Wales Therapeutics and Toxicology Centre, to accelerate time to market for certain innovative products. The ILAP temporarily stopped accepting applications on November 20, 2024, and applications under a relaunched ILAP reopened in March 2025 with changes including improvements to interaction with the National Health Service and an amended eligibility and selection criteria.
Data Privacy and Security Laws
We are subject to privacy laws in the jurisdictions in which we operate, have partners, or sell or market our products or run clinical trials, and may in the future become subject to additional laws. For example, we are subject to the EU’s General Data Protection Regulation ("EU GDPR") and, the United Kingdom’s equivalent law ("U.K. GDPR") (collectively, "GDPR"), among others. Our regulatory obligations could harm the use or cost of our solution as data protection and privacy laws and regulations around the world continue to evolve.
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

In the United States, state consumer privacy laws are stringent, broad in scope and offer individuals the ability to exercise certain privacy rights. These state laws differ from each other, which may complicate compliance efforts. By way of example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act ("CCPA"), creates certain privacy rights for California residents and places increased privacy and security obligations on entities that are subject to the law. The CCPA requires covered businesses to provide specific disclosures to California residents about such covered businesses’ data collection, use and sharing practices and provide such residents mechanisms to opt out of certain disclosures of personal information. The CCPA provides for fines and authorizes private lawsuits to recover statutory damages for certain data breaches. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us. Certain states have also enacted consumer health data privacy laws or medical information privacy laws, or amended existing consumer protection laws, to further regulate the collection, use, and sharing of consumer health data and medical information. These laws further complicate compliance, and many provide a private right of action through which individuals can seek statutory damages for actual or perceived violations.
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
Human Capital Resources
As of December 31, 2025, we had 524 full-time employees who work primarily in the United Kingdom and the United States. Of these employees, 276 are engaged in research and development activities and 248 are engaged in commercial, business development, finance, information systems, facilities, human resources or administrative support. Further, we have 132 employees (25%) who hold Ph.D. degrees. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

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
The contribution of each individual Immunocore employee plays a role in our success. This is why we are committed to offer a rewarding employee experience and company culture. As we strive each day to deliver our mission, we have built a strong culture rooted in values, as we attempt to create a workplace where all belong and can share ideas to drive innovation, and an environment where individual contributions and initiatives can be maximized, while fostering a culture of collaboration, based on respect and integrity.

We conduct a Performance Development Review ("PDR") at mid- and end-of-year which are important to our pay-for-performance culture. These PDRs assess and provide feedback on delivery of individual objectives and demonstration of company values but are not a replacement for real-time, informal feedback which we recognize is important to drive business results. An employee's end of year PDR is used to determine compensation awards so as to drive a pay-for-performance culture, including annual merit increases, bonuses, and equity awards (offered to every employee). Our annual bonus budget is approved by the Remuneration Committee after reviewing our annual scorecard achievement relative to delivering on company goals. Our merit budget is approved annually by the Remuneration Committee for base pay adjustments for our global organization, taking into account a variety of factors, including competitive, forward-looking benchmarking data.

We believe that continued growth and development are essential to the professional well-being of our team. We also want each individual employee to own their career, contribute to healthy high-performing teams through access to training, continuous learning programs and other development initiatives, as well as constructive feedback. We also have a global bonus structure that aligns all employees in the same job level with the same short-term incentive opportunity.
Staying in good health, mind and body, is important to us, which is why we offer employees a range of benefits including those to support retirement, health and wellness, maternity and parental benefits and an employee assistance program among other benefits, so that they can thrive at work as well as at home, but have the protection they need, and enjoy all things in life.
We always strive to identify ways to improve what we do and how we do. That is why we regularly conduct an employee survey. We have a highly engaged workforce and our 2023 employee survey data had a high response rate and showed a significant improvement in engagement versus the previous survey conducted in 2021. We will be conducting our next survey in 2026.
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
Our principal executive offices are located at 92 Park Drive, Milton Park, Abingdon, Oxfordshire OX14 4RY, United Kingdom, and the telephone number of our registered office is +44 (0)1235 438600. We also have offices in the United States at 1 Radnor Corporate Center, 100 Matsonford Road, Suite 100, Radnor, Pennsylvania 19087, United States and 9801 Washingtonian Boulevard, Suite 800, Gaithersburg, Maryland 20878, United States, and our U.S. telephone number is +1 484-534-5261.
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
Risks Related to Our Financial Position and Need for Capital
We have incurred significant losses in every year since our inception. We may continue to incur losses over the next several years and may never achieve or maintain profitability.
While we are a commercial-stage biotechnology company, we have incurred net losses in each year since our inception. Our net losses were $35.5 million, $51.1 million and $55.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. We had an accumulated deficit of $831.3 million as of December 31, 2025. We have funded our operations to date primarily with proceeds from the public and private offerings of our ordinary and preferred shares and convertible debt securities, debt financing, and payments from our collaboration partners.
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
We are focusing a significant portion of our commercial activities and resources on KIMMTRAK, and we believe our ability to grow our long-term revenues, and a significant portion of the value of our company, relates to our ability to successfully commercialize KIMMTRAK in the United States and Europe. We expect to develop our commercial teams further and to continue to develop commercialization strategies in order to continue to successfully commercialize KIMMTRAK in the longer term. There are many factors that could cause commercialization of KIMMTRAK to be unsuccessful, including many that are outside our control. For example, the mUM patient population could be lower than estimated, patient and physician acceptance and adoption of KIMMTRAK could change, and physicians’ willingness to prescribe or patients’ willingness to take KIMMTRAK could change, each of which could limit the commercial potential of KIMMTRAK. Thus, there is uncertainty regarding the full commercial potential of KIMMTRAK. If the continued commercialization of KIMMTRAK became less successful or was perceived as disappointing, the price of our ADSs could decline significantly and long-term success of the medicine and our company could be harmed.
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

As of December 31, 2025, we had working capital (defined as total current assets less total current liabilities) of $750.0 million, cash and cash equivalents of $467.7 million, and marketable securities of $396.4 million. We expect that our existing cash and cash equivalents with the inclusion of expected revenue for KIMMTRAK will provide sufficient funds to continue to meet our liabilities as they fall due and for at least 12 months from the issuance of our Annual Report. However, it is possible that our revenue may be lower than our estimates, that our costs will be higher than expected, that our operating plan may change as a result of many factors currently unknown to us, and that we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or license and development agreements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
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
The total addressable market opportunity for KIMMTRAK and our other programs will ultimately depend upon, among other things, acceptance by the medical community and patient access, product pricing and reimbursement as well as expansion into additional markets. The number of patients with cancers, solid tumors, HIV, and chronic HBV and test positive for HLA-A*02:01 may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be the wrong choice and may adversely affect our business prospects. These and other factors may limit the estimated opportunities size of our products and product candidates. If the market opportunities for our product candidates are smaller than we estimate, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

We are heavily dependent on the success of our ImmTAX platform to identify and develop product candidates. If we or our collaborators are unable to successfully develop and commercialize our platforms or experience significant delays in doing so, our business may be harmed.

We are heavily dependent on the success of our ImmTAX platform technology, KIMMTRAK and the product candidates currently in our core programs. Our ImmTAC, ImmTAV and ImmTAAI platforms were developed from the foundation of our ImmTAX platform and are our primary platform technologies. Our commercial prospects will be heavily dependent on product candidates identified and developed using our ImmTAX platform. To date, we have invested substantially all of our efforts and financial resources to identify, acquire intellectual property for, and develop our ImmTAX platform technology and our programs, including conducting pre-clinical studies, as well as early- and late-stage clinical trials and commercialization of KIMMTRAK that emerged from the ImmTAX platform and providing general and administrative support for these operations.
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
We have invested, and expect to continue to invest, significant financial and management resources to further develop internal sales, distribution and marketing capabilities of product candidates, some of which in territories prior to any confirmation that the product candidate will be approved in that territory.
We utilize a hybrid model that includes an in-house sales force in the United States and contracted resources in the United States and Europe, and we have engaged third parties and may engage additional third parties to provide services related to the marketing of KIMMTRAK and our product candidates. We have entered into agreements with Syneos Health, Inc.("Syneos"), Er-Kim, Medison, and other third parties, to develop our commercial infrastructure for the commercial launch and continued sale of KIMMTRAK, including to potentially retain, train and deploy a direct sales force, but we do not have control over third parties beyond contractual agreements. There can be no assurance that the capabilities of the Syneos sales organization or other third parties will be more effective than an internally developed sales organization. In addition, Syneos can terminate our agreement under certain circumstances. If Syneos or other third parties fail to hire, train, and retain qualified sales personnel, market our product successfully or on a cost-effective basis or otherwise terminates our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization or develop our own sales and marketing capability. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We may also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.
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
If we enter into arrangements with third parties to perform sales, marketing and distribution services, our revenue from sale of therapies or the profitability from these revenue streams is likely to be lower than if we were to market and sell any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates.
KIMMTRAK and our other product candidates, even if approved for commercial sale, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for continued commercial success.
KIMMTRAK and our other product candidates, even if approved for commercial sale by the FDA, the European Commission or other comparable regulatory authorities, may not achieve or maintain market acceptance among physicians, patients, hospitals, including pharmacy directors, and third-party payors and, ultimately, may not become or remain commercially successful. The degree of market acceptance of KIMMTRAK or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•the clinical indications for which our medicines are approved;
•physicians, hospitals, cancer treatment centers, and patients considering our medicines as a safe and effective treatment;
•hospitals and cancer treatment centers establishing the infrastructure required for the administration of the medicine;
•the potential and perceived advantages of our medicines over alternative treatments;
•the prevalence and severity of any side effects, including cytokine release syndrome ("CRS"), for which KIMMTRAK has a boxed warning recommending at least 16 hours of patient monitoring after each of the first three infusions, and as clinically indicated thereafter;
•product labeling or product insert requirements of the FDA, the European Commission or other regulatory authorities;
•limitations or warnings contained in the labeling approved by the FDA or the European Commission;
•the timing of market introduction of our medicines compared to competitive products;
•the cost of treatment in relation to alternative treatments;
•the amount of upfront costs or training required for physicians to administer our medicines;
•the pricing of our products and the availability of coverage and adequate reimbursement by third-party payors and government authorities;
•the willingness of patients to pay out-of-pocket in the absence of comprehensive coverage and adequate reimbursement by third-party payors and government authorities;

•relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•the effectiveness of our sales and marketing efforts and distribution support.
Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our products, if approved, may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time, including if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete. Because we expect sales of KIMMTRAK and our other product candidates, if approved, to generate substantially all of our revenue for the foreseeable future, the failure of our medicines to find or maintain market acceptance would harm our business and could require us to seek additional financing.
We may be unable to successfully complete additional large-scale, pivotal clinical trials for any product candidates we develop.
We may be unable to successfully complete additional large-scale, pivotal clinical trials for any product candidates we develop. We cannot be sure that issues will not arise that require us to suspend or terminate our clinical trials. Guidance we have received from the FDA or other regulatory authorities on clinical trial design is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a BLA to the FDA and a MAA to the EMA, for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. We do not know whether any of our future clinical trials will begin on time or ever be completed on schedule, if at all.
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

While we plan to pursue additional regulatory approvals, it is uncertain whether we will receive further marketing approval for tebentafusp beyond the approval we have received for KIMMTRAK for mUM in the United States, the EU, Canada and certain other territories. For example, it is impossible to predict when or if tebentafusp for the treatment of advanced melanoma or adjuvant uveal (ocular) melanoma, brenetafusp, IMC-I109V, IMC-M113V, IMC-P115C, IMC-R117C, IMC-S118AI, or IMC-U120AI, or any of our future product candidates, will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our pre-clinical studies and future clinical trials may not be successful.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in the EU and other territories. Before we can commercialize further product candidates, we must obtain marketing approval. Currently, the majority of our product candidates are in development, and we have not received approval to market any of our product candidates from regulatory authorities, with the exception of KIMMTRAK for mUM. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Obtaining regulatory approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Obtaining regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We may also face greater than expected difficulty in manufacturing our product candidates.

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
Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas are subject to change over time, and these decisions may not lead to the development of viable commercial products and may divert resources away from better opportunities. For example, in 2025 we decided to pause our IMC-T119C (PRAME-A24) program. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates, abandon or pause products that we have devoted significant resources toward in favor of other product candidates, or misread trends in the biopharmaceutical industry, in particular for our lead product candidate, our business, financial condition and results of operations could be materially adversely affected.
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
Our TCR bispecific product candidates that have been produced and are stored for later use may degrade, become contaminated or suffer other quality defects, which may cause the affected product candidates to no longer be suitable for their intended use in clinical trials or other development activities. If the defective product candidates cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidates. For example, in June 2025, we initiated a global recall for one batch of KIMMTRAK (tebentafusp) relating to an unexpected result in routine stability testing. As of the date of this Annual Report, based on all available data to date, we do not expect there will be a material impact on the supply of KIMMTRAK or our financial statements.
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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of TCR-based therapeutics to address unmet needs in cancer including: Adaptimmune Therapeutics plc, Immatics, Adaptive, pure MHC, LLC, BioNTech SE, Genentech, Enara Bio Limited, and Boehringer Ingelheim International GmbH, who are also seeking to identify peptide HLA targets and develop product candidates; Immatics, Anocca AB, T-Knife GmbH, Adaptive, 3T Biosciences, Inc, Regeneron, Takara Bio Inc., AstraZeneca PLC, Lion TCR Pte. Ltd., TCRCure Biopharma Ltd., Corregene Biotechnology Co. LTD, and TScan who are developing TCR-based cell therapies; and Immatics, Molecular Partners AG, 3T Biosciences, Inc., Crossbow Therapeutics, Inc. and CDR-Life Inc. are developing CD3-based TCR bispecific compounds or TCR mimetic antibodies.
In August 2023, Delcath Systems, Inc. announced the approval and U.S. launch of HEPZATO KIT, a liver directed therapy that delivers a high dose of melphalan to the liver via percutaneous hepatic perfusion. This system is marketed in the European Union as a CE Marked medical device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT). We are aware of several other companies with product candidates in clinical development, including an anticipated readout from Ideaya Biosciences’ first-line HLA-A*02:01 negative mUM registrational Phase 2/3 clinical trial in 2026. We are also aware of various companies conducting registrational Phase 3 clinical trials in uveal melanoma ("UM"), including Ideaya Biosciences, Inc.’s registrational Phase 3 clinical trial in high-risk neoadjuvant UM, and Replimune Group, Inc. registrational Phase 2/3 clinical trial in immune-checkpoint naïve UM.
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
We anticipate that we will continue to face intense and increasing competition as new treatments enter the market and advanced technologies become available. There can be no assurance that our competitors are not currently developing, or will not in the future develop, products that are equally or more effective or are more economically attractive than any of our current or future product candidates. Competing products may gain faster or greater market acceptance than our products, if any, and medical advances or rapid technological development by competitors, including increased use of artificial intelligence-based technologies, may result in our product candidates becoming non-competitive or obsolete before we are able to recover our research and development and commercialization expenses. If we or our product candidates do not compete effectively, it may have a material adverse effect on our business, financial condition and results of operations.
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
In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, the Inflation Reduction Act (IRA) among other things, (1) requires the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation on an annual basis. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.
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
On January 12, 2025, the HTA Regulation entered into application through a phased implementation. It is intended to increase cooperation among EU Member States in assessing health technologies, including new medicinal products, by establishing a framework for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The Regulation permits Member States to use common tools, methodologies, and procedures and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Member States, however, remain responsible for assessing non‑clinical aspects, such as economic, ethical, and social considerations, and for making pricing and reimbursement decisions at the national level. As implementation of the HTA Regulation is phased in and key methodological and procedural guidance continues to evolve, there remains uncertainty regarding the evidence requirements, timing, and impact of joint clinical assessments on national reimbursement processes. The new framework may result in additional or differently structured evidentiary expectations, misalignment between assessment and regulatory timelines, or delays in national decisions. If we are unable to maintain favorable pricing and reimbursement status in Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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
For example, we must enter into pricing agreements with individual Member States in order to be reimbursed for KIMMTRAK in such Member States. For Germany, we had entered into a pricing agreement with the German government for KIMMTRAK. As the sales of KIMMTRAK exceeded the orphan drug threshold (€30 million) in Germany in 2023, German law required a new benefit assessment and renegotiation of the price. The outcome of the benefit assessment remained unchanged; the Federal Joint Committee (G-BA) granted KIMMTRAK a Considerable Added Benefit, and we negotiated and entered into a new pricing agreement with Germany in 2025. In 2025, we also entered into a pricing agreement with France regarding retrospective and future pricing of KIMMTRAK, however we are disputing one element of the agreement related to certain prior periods. We are also negotiating pricing agreements with other Member States, and we cannot guarantee that the price of KIMMTRAK will not change in certain countries in the future. Limitations on our ability to price KIMMTRAK, or our future product candidates, if approved, may have a significant impact on our results of operations.
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
We have relatively limited capabilities for drug development and have limited experience of carrying out sales, marketing and distribution activities for KIMMTRAK. We have previously entered into collaborations with other companies that we believe can provide similar capabilities. These collaborations provided us with important funding for our development programs and technology platforms, and we could receive additional funding if we enter into further collaborations in the future. In addition, we have entered and may enter in the future into collaboration agreements whereby we investigate the therapeutic benefit of our own products or product candidates in combination with a product or product candidate of a third party. For example, in February 2024, we entered into a clinical trial collaboration and supply agreement with BMS, pursuant to which we will sponsor and fund the PRISM-MEL-301 clinical trial of our candidate brenetafusp + BMS’s nivolumab versus a control arm of either nivolumab or nivolumab + BMS’s relatlimab, depending on the country where the patient is enrolled, in first line advanced cutaneous melanoma, and BMS will provide nivolumab. Any future collaborations we enter into, may pose a number of risks, including the following:
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
We rely on CROs and other third parties to conduct our clinical trials and expect to rely on CROs and other third parties to conduct future clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these CROs and other third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
We rely and expect to continue to rely on CROs, medical institutions, clinical investigators, contract laboratories and other third parties to conduct or otherwise support clinical trials for our product candidates, including our TEBE-AM Phase 3 advanced melanoma tebentafusp trial, our EORTC-sponsored ATOM Phase 3 trial of KIMMTRAK in adjuvant uveal (ocular) melanoma, our PRISM-MEL-301 Phase 3 clinical trial of brenetafusp in first line advanced cutaneous melanoma, our Phase 1/2 clinical trial of brenetafusp in multiple solid tumors, our Phase 1/2 clinical trial of IMC-M113V in people who live with HIV, and our Phase 1 trial with IMC-R117C in colorectal cancer. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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
As a company based in the United Kingdom, our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
•economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;
•differing and changing regulatory requirements for product approvals;
•differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;
•potentially reduced protection for intellectual property and proprietary rights;
•difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;

•changes in global regulations and customs, tariffs and trade barriers;
•changes in exchange rates of the pound sterling, U.S. dollar and euro;
•changes in a specific country’s or region’s political or economic environment;
•trade protection measures, import or export licensing requirements or other restrictive actions by governments;
•differing reimbursement regimes and price controls in certain non-U.S. markets;
•negative consequences from changes in tax laws;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, including, for example, the variable tax treatment in different jurisdictions of options or restricted share units granted under our share option schemes or equity incentive plans;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•litigation or administrative actions resulting from claims against us by current or former employees or consultants individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification or other violations of labor law or other alleged conduct;
•difficulties associated with staffing and managing international operations, including differing labor relations;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

For example, in July 2025, the United States and the European Union announced a bilateral framework on tariffs and trade, which was further detailed in a joint statement on August 21, 2025. Under this framework, the United States committed to an all inclusive ceiling of 15% on most tariffs applied to goods originating from the European Union, including pharmaceuticals. These proposed tariffs under the framework are subject to ongoing negotiations, European Parliament and Member State approval, as well as further review and implementation by the U.S. government. On February 20, 2026, the Supreme Court of the United States invalidated certain tariffs imposed by the U.S. government under emergency statutory authority. In response to this ruling, President Trump signed an executive order implementing a new 10% global tariff pursuant to an alternative statutory authority, which may be raised up to 15%. As of the date of this Annual Report, it is unclear when and which level of alternative tariffs will be imposed, whether such tariffs would apply to our supply of drug, which is manufactured in the European Union and whether such alternative tariffs, if challenged in court, would be upheld. We are monitoring the developments and assessing the impact tariffs would have on our cost of importing clinical and commercial product into the United States, which is expected to increase the cost of revenue from sale of therapies and reduce our margins on the sale of our products. Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or non-U.S. jurisdictions related to compliance with trade regulations. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business. Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects.

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

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to most of the pending patent applications covering our product candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office ("USPTO"), or its global equivalents, are often significantly narrowed by the time they issue, if they issue at all. Accordingly, it is possible that our present or future pending patent applications (whether owned or licensed) will not lead to issued patents. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection or that we may not develop additional proprietary technologies that are patentable.
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
We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. We may seek licenses to use trade secrets or other proprietary information, but such licenses may not be available on commercially reasonable terms or at all. If we are unable to incorporate necessary technologies or unable to design around third party technologies or features that we cannot obtain a license to, it may prevent us from successfully commercializing our product candidates, which may have a material adverse effect on our business. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates.
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

An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our patents covering one of our product candidates, we could lose at least part, and perhaps all, of the patent protection covering such product candidate. Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We may rely on trademarks and trade names to protect our business. If our trademarks and trade names are not adequately protected, this may impede our ability to build and sustain name recognition in our markets of interest and our business may be adversely affected. We may not be able to protect our rights to these trademarks and trade names, which we need to support name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark oppositions or infringement claims brought by owners of other registered or unregistered trademarks or trade names that incorporate elements which are identical or similar to our trademarks or trade names. If we are unsuccessful in defending trademark cases in the future that directly relate for example, to our commercial products, we could be required to change our branding or trademarks, which could cause us to incur substantial costs and impede our ability to build and sustain name recognition for such platform(s). Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on effective use of our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.
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
The policies of the FDA and other regulatory authorities may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or of KIMMTRAK in any additional indications or territories, or further restrict or regulate post-approval activities. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation ("CTR"), which was adopted in April 2014 and repeals the EU Clinical Trials Directive ("CTD"), became fully applicable on January 31, 2025. The CTR introduces, among other changes, a centralized application system, coordinated review procedures, and expanded reporting and transparency obligations. The new requirements, together with evolving guidance from EU authorities, may impose additional operational burdens on us and our CROs and could result in delays in trial initiation, increased compliance costs, or other disruptions to our development programs.

The United Kingdom’s regulatory framework in relation to clinical trials is derived from existing legislation of the EU (as implemented into the United Kingdom’s law of the United Kingdom, through secondary legislation). On April 11, 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials into closer alignment with the CTR. The changes include risk-proportionate regulation of clinical trials, with low-risk trials able to receive faster approval through automatic authorization, a streamlined approval process that integrates both regulatory and ethics committee approvals, leading to a single UK decision for clinical trials, and new legal obligations mandating the registration of clinical trials in public registries and the publication of trial results within 12 months of trial conclusion. The amendment will become applicable on April 28, 2026 following a one-year transition period. To support a smooth transition, the Medicines and Healthcare products Regulatory Agency (“MHRA”) and the Health Research Authority (“HRA”) are working together to provide updated guidance and information about key changes for industry.
In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package - comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The Pharma Package is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions, capped at a maximum of eleven years. The reform would also expand the Bolar exemption to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.
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
We are subject to stringent and changing laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure, or that of the third parties with whom we work, to comply with such obligations could lead to regulatory investigations and actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions to our business operations; reputational harm; loss of revenue and profits; loss of customers and sales; and otherwise adversely affect our business and prospects.
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
We are also subject to laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have passed, are considering, and may adopt similar laws.

Additionally, regulations promulgated pursuant to HIPAA as amended, establish privacy and security standards that limit the use and disclosure of individually identifiable health information and protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of such information and ensure the confidentiality, integrity and availability of electronic protected health information.
The U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to enter into certain transactions or agreements.
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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. On August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expiring ACA subsidies. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. On July 4, 2025, the annual reconciliation bill (OBBBA) was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced several agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.
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
As of December 31, 2025, we had 524 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we continue to function and grow as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, however, it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, imprisonment, disgorgement, additional reporting obligations and oversight, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.
Our operations and those of our third-party suppliers and collaborators could be subject to earthquakes, fire, explosion, power shortages, telecommunications failures, water shortages, floods, hurricanes or other extreme weather conditions, medical epidemics or pandemics, armed conflicts and geopolitical tension, acts of terrorism, labor disputes or other business interruptions, or other natural or man-made accidents or incidents. Any of the foregoing may result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, and may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. A disruption in our operations or those of our CROs or CMOs may also negatively impact our clinical trials, including delays or difficulties in enrolling and retaining patients in our clinical trials, and delays or difficulties in clinical site initiation, including difficulties in recruiting and retaining clinical site investigators and clinical site staff. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event.

Although we have limited business interruption insurance policies in place, any interruption could come with high costs for us, as salaries and loan payments would usually continue. Moreover, any interruption could seriously harm our ability to timely proceed with any clinical programs or to supply product candidates for use in our clinical programs or during commercialization. For example, epidemics or pandemics may in the future, impact our business and clinical trials, and such impact will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the emergence, infectiousness and severity of new variants, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken in the United Kingdom, United States, and other countries to contain and treat the disease. The ultimate impact potential epidemics is highly uncertain and subject to change. Moreover, due to the Russia and Ukraine conflict, the United States, United Kingdom, EU, and other nations announced various sanctions against Russia and Belarus. The war in Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, the EU, and other countries have created global security concerns and geopolitical tension that could have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain, adversely affect our ability to conduct ongoing and future clinical trials of our product candidates, and adversely affect our ability to commercialize our products (subject to regulatory approval) in these regions and have wider implications globally that could impact our business outside of these regions. For example, ongoing military conflict will likely impact our ability to conduct clinical trials in Ukraine, Russia and potentially in other Eastern European countries, and may prevent us from continuing follow-up for patients previously enrolled or enrolling patients in future trials at sites in these countries, and may also prevent us from commercializing our products (subject to regulatory approval) in this region. In addition, there could be an impact on our international operations because of the conflict in the Middle East, because our distributor outside the United States and Western Europe has significant exposure in the region. This could negatively impact the anticipated timing and completion of future clinical trials and/or analyses of future clinical results, and negatively impact our plans to commercialize our product (subject to regulatory approval) in this region, which could harm our business.
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
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. While we have implemented security measures designed to protect our information technology systems and data, there can be no assurance that these measures will be effective. We have not always been able in the past to protect against security breaches (for example, we were impacted by two minor phishing attacks in 2018 and 2019). We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
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
The market price for our ADSs may be volatile. From January 1, 2025 to February 13, 2026, the closing price of our ADSs ranged from a high of $40.22 to a low of $24.53 per ADS. The trading price of our ADSs has and is likely to continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include but not limited to:
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

•the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•changes in the structure of healthcare payment systems;
•inability to obtain adequate commercial supply for any approved product or inability to do so at acceptable prices;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic partner or our competitors;
•inability to comply with our debt covenants and to make payments as they become due;
•additions or departures of key scientific or management personnel;
•significant lawsuits, including patent or shareholder litigation;
•changes in the market valuations of similar companies;
•general economic, industry, political and market conditions, including, but not limited to, those resulting from the war in Ukraine, the conflict in the Middle East, global geopolitical tension, changes in inflation and interest rates, supply chain disruptions, and volatility in the capital markets;
•sales of our ADSs or ordinary shares by us or our shareholders in the future;
•the trading volume of our ADSs; and
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
As of December 31, 2025, our executive officers, directors and current beneficial owners of five percent or more of our ordinary shares and their respective affiliates beneficially owned, in the aggregate, approximately 64% of our outstanding ordinary shares (including ordinary shares in the form of ADSs). The voting power of this group may increase to the extent any shareholders holding non-voting ordinary shares convert their non-voting ordinary shares into ordinary shares.
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
In addition, some of these persons or entities may have interests different than yours. For example, because many of these shareholders purchased their ordinary shares (including ordinary shares in the form of ADSs) at prices substantially below our current trading price and have held their ordinary shares for a longer period, they may want us to pursue strategies that deviate from the interests of other shareholders.
We may be required to repurchase for cash, or to facilitate the purchase by a third party of, all the shares of our company held by the Bill & Melinda Gates Foundation if we default under the global access commitments agreement, which could have an adverse impact on us and limit our ability to make distributions to our shareholders.
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
Under the Internal Revenue Code of 1986, as amended (the "Code"), we will be a PFIC, for any taxable year in which (1) 75% or more of our gross income consists of passive income or (2) 50% or more of the value of our assets (generally determined in the basis of a weighted quarterly average) consists of assets that produce, or are held for the production of, passive income (including cash). For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. Cash and cash-equivalents are passive assets for these purposes. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of the assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. investor holds our ordinary shares or ADSs, then regardless of whether we continue to qualify as a PFIC, the U.S. holder may be subject to adverse tax consequences, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements.

Based on our analysis of our activities and the composition of our income and assets, we believe that we were not a PFIC for our taxable year ended December 31, 2025. However, the determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. As a result, there can be no assurance that we will not be treated as a PFIC for the current or any future taxable year. In addition, for our current and future taxable years, the total value of our assets (including goodwill) for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Accordingly, if our market capitalization declines while we hold a substantial amount of cash and cash-equivalents for any taxable year we may be a PFIC for that taxable year. Under the income test, our status as a PFIC depends on the composition of our income for the relevant taxable year which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets also is affected by how we spend the cash we raise in any offering. We may be a PFIC for any taxable year in which we do not generate sufficient amounts of active income to offset our passive financing income. Therefore, we cannot give any assurance regarding our PFIC status for the current or any future taxable year. Even if we determine that we are not a PFIC for a taxable year, there can be no assurance that the Internal Revenue Service ("IRS") will agree with our conclusion and or that the IRS would not successfully challenge our position. Because our PFIC status is a factual determination, our U.S. counsel expresses no opinion with respect to our PFIC status for any prior, current or future taxable years.
We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable U.K. tax legislation.
As a U.K. incorporated and tax resident entity, we are subject to U.K. corporate taxation. Due to the nature of our business, we have generated losses since inception and therefore have not paid any U.K. corporation tax. As of December 31, 2025, we had cumulative carry forward tax losses of $525.5 million in the U.K. and $73.6 million in the United States. Subject to any relevant utilization criteria and restrictions (including the Corporate Income Loss Restriction that, broadly, restrict the amount of carried forward losses that can be utilized to 50% of group profits arising above £5.0 million per tax year), we expect these to be eligible for carry forward and utilization against future operating profits.

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
We are able to benefit from the United Kingdom’s “patent box” regime, which allows certain profits attributable to revenues from patented products (and other qualifying income) to be taxed at an effective rate of 10% by giving an additional tax deduction. We are the exclusive licensee or owner of several patent applications which, if issued, would cover our product candidates, and accordingly, future upfront fees, milestone fees, revenues and royalties could be eligible for this deduction. When taken in combination with the enhanced relief available on our R&D expenditures, we maintain long-term rate of corporation tax lower than the statutory to apply to us. If, however, there are unexpected adverse changes to the U.K. R&D tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carry forwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.

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
On February 1, 2021, Immunocore Holdings Limited was re-registered as a public limited company with the name Immunocore Holdings plc. English law provides that a board of directors may only allot shares (or rights to subscribe for or convert any security into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and being valid for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. At our 2025 Annual General Meeting held on May 15, 2025, we obtained authority from our shareholders to allot new shares or to grant rights to subscribe for or to convert any security into shares in the company up to a maximum aggregate nominal amount of £150,000 for a period ending on May 14, 2030, which authorization will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution but not longer than the duration of the authority to allot shares to which the disapplication relates. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). At our 2025 Annual General Meeting held on May 15, 2025, we obtained authority from our shareholders to disapply preemptive rights in respect of allotments made pursuant to the authorization described above or pursuant to a sale of shares held as treasury shares up to a maximum aggregate nominal amount of £150,000 for a period ending on May 14, 2030, which disapplication will need to be renewed upon expiration (i.e., at least every five years), but may be sought more frequently for additional five-year terms (or any shorter period).
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
In addition, we lease an aggregate of approximately 45,000 square feet of office space in Radnor, Pennsylvania, and Rockville and Gaithersburg, Maryland. We also lease approximately 240 square feet of office space in Dublin, Ireland and approximately 120 square feet in Suurstoffi, Switzerland.
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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Neither our ordinary shares, nominal value £0.002 per share, nor our non-voting ordinary shares, nominal value £0.002 per share, are publicly traded. Our ADSs each represent one ordinary share of Immunocore Holdings plc and are traded on the Nasdaq Global Select Market under the symbol “IMCR”.

Holders
As of February 19, 2026, there were approximately 30 holders of record of our ordinary shares and 3 holders of record of our ADSs. The actual number of holders is greater than these numbers of record holders, and includes beneficial owners whose ordinary shares or ADSs are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Graph
The graph below shows a comparison, from February 5, 2021 (the date our ADSs commenced trading on Nasdaq) through December 31, 2025, of the cumulative total return to stockholders of our ADSs relative to the Nasdaq Composite Index and the Nasdaq Biotech Index.

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
This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the fiscal years ended December 31, 2025 and 2024, and year-to-year comparisons between fiscal 2025 and fiscal 2024. A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2023 and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025.

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
In 2022, we received approval for our lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma ("mUM") from the FDA, the European Commission, and other health authorities. KIMMTRAK is now approved in 39 countries for the treatment of unresectable or mUM. We have commercially launched KIMMTRAK in 30 countries globally including the United States, Germany and France through December 31, 2025, with further commercial launches planned in additional territories where KIMMTRAK is approved.
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
We have incurred significant operating losses and expect to continue to incur significant expenses and operating losses for the near future. We had net losses of $35.5 million, $51.1 million and $55.3 million, for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, our accumulated deficit was $831.3 million. We expect to continue to incur significant and increasing expenses and to incur operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.
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

Recent Developments

In November 2025, we presented data at The Liver Meeting 2025, organized by the American Association for the Study of Liver Diseases, showing that IMC-I109V is generally well tolerated in all evaluated doses and exhibits pharmacodynamic effects consistent with its mechanism of action, including reduction in HBsAg levels, clearance of which is indicative of resolved hepatitis B infection. We have completed the SAD portion of the trial and will determine next steps in 2026.
In December 2025, we submitted the Clinical Trial Application for our first autoimmune candidate, IMC-S118AI (PPI x PD1), for the treatment of type 1 diabetes. We expect to dose the first patient in the Phase 1 dose escalation trial in the first half of 2026.
At the JP Morgan Healthcare Conference in January 2026, we announced our strategic priorities for the company. In the first half of 2026, we expect to complete enrollment in the registrational, advanced melanoma trial, TEBE-AM, with topline data expected as early as the second half of 2026. We are advancing multiple Phase 1/2 trials, with readouts expected from brenetafusp combinations in ovarian and lung cancer, from our PRAME half-life extended candidate (IMC-P115C), and from our HIV candidate, IMC-M113V, in the second half of 2026.
Tina St. Leger notified Immunocore of her resignation as its Chief Human Resources Officer, with her departure effective May 26, 2026. The Company is conducting a formal search process to identify a successor.
On January 30, 2026, the Company announced that Dr. David Berman, its EVP, Research and Development, will depart the Company effective February 27, 2026, to pursue another opportunity. The Company will not seek a direct replacement for Dr. Berman but will leverage its existing R&D leadership.
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

Operating Expenses
Cost of revenue from sale of therapies
Cost of revenue from sale of therapies represents production costs including raw materials, external manufacturing costs, and other costs incurred in bringing inventories to their location and condition prior to sale. Cost of revenue from sale of therapies may also include costs related to manufacturing losses and excess or obsolete inventory costs. For example, in June 2025, we initiated a global recall for one batch of KIMMTRAK (tebentafusp) relating to an unexpected result in routine stability testing. As of the date of this Annual Report, based on all available data to date, we do not expect there will be a material impact on KIMMTRAK or our financial statements. Overheads and internal costs of revenue from sale of therapies are minimal under our manufacturing arrangements.
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
Research and development tax credits
As a company that carries out extensive R&D activities, we benefit from the U.K. R&D tax regime. For the periods ending December 31, 2025, 2024 and 2023, we claimed credits under the Research and Development Expenditure Credit ("RDEC") program and these credits are presented as a reduction to R&D expenses.
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
In order to support our continued commercialization and global expansion of KIMMTRAK, R&D activities and our operations as a public company, we expect that we will continue to incur selling, distribution, commercial, accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as investor and public relations expenses. Additionally, if and as we receive further regulatory approvals of product candidates, we anticipate an increase in employee-related costs and expenses in connection with our commercial operations. We have experienced, and may continue to experience, increased employee-related costs attributable to offering and maintaining competitive salaries and other impacts due to global inflation.
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
Income tax benefit (expense)
We are subject to corporate taxation in the United Kingdom and our wholly-owned subsidiaries are subject to corporate taxation in the United States, Ireland and Switzerland. Due to the nature of our business and on a consolidated basis, we have generated cumulative losses since inception. Our income tax benefit (expense) represents the sum of income taxes payable in the United States, Ireland and Switzerland, offset by movements in our deferred tax assets.
Unsurrendered tax losses are carried forward to be offset against future taxable profits. After accounting for tax credits receivable, there were accumulated tax losses available for carry forward in the United Kingdom of $525.5 million as of December 31, 2025. A full valuation allowance is recognized in respect of accumulated tax losses and other temporary differences in the United Kingdom because future profits are not sufficiently certain. There were tax losses in the United States that were generated in 2025 available for carry forward in the amount of $73.6 million. A full valuation allowance is recognized in respect to these losses and other temporary differences in the United States because future profits are not sufficiently certain.
As we generate significant net revenue from sale of therapies, we are able to benefit from the U.K.’s “patent box” regime, which allows profits attributable to revenues from patents or patented products to be taxed at a lower rate than other revenue. We have filed the patent box election for the 2023 and 2024 tax years and intend to file the patent box election for 2025 and subsequent tax years. The effective rate of tax for relevant streams of revenue for companies receiving this relief is 10%.

Comparison of the Years ended December 31, 2025 and 2024
Revenue
The following table summarizes our total revenue (in thousands):

	Year Ended December 31,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
Revenue from sale of therapies, net	$400,016	$309,989	$90,027	29%
Collaboration revenue	—	213	(213)	(100)%
Total revenue	$400,016	$310,202	$89,814	29%
Revenue from sale of therapies, net
Revenue from sale of therapies, net is presented by country / region based on location of the end customer in the table below (in thousands):

	Year Ended December 31,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
United States	$256,998	$226,687	$30,311	13%
Europe	131,422	73,224	58,198	79%
International	11,596	10,078	1,518	15%
Revenue from sale of therapies, net	$400,016	$309,989	$90,027	29%
For the year ended December 31, 2025, we generated net revenue from sale of therapies of $400.0 million due to the sale of KIMMTRAK, of which $257.0 million was in the United States, $131.4 million in Europe, including the impact of a net decrease in estimated reserves related to prior periods of $6.0 million, and $11.6 million in International. Revenue from the sale of therapies, net increased in the year ended December 31, 2025 as compared to December 31, 2024 due primarily to increased volume in the United States and Europe as well as global country expansion.
R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Year Ended December 31,
	2025	2024	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$82,594	$90,377	$(7,783)	(9)%
Tebentafusp programs	40,824	31,166	9,658	31%
Infectious disease programs	6,450	6,662	(212)	(3)%
All other external clinical and preclinical costs	59,716	23,747	35,969	151%
Total external R&D expenses	189,584	151,952	37,632	25%
Internal R&D expenses:
Salaries and other employee-related costs	49,898	43,706	6,192	14%
Share-based compensation expense	8,776	7,771	1,005	13%
All other internal R&D costs	33,821	28,328	5,493	19%
U.K. R&D tax credits	(7,210)	(9,606)	2,396	(25)%
Total internal R&D expenses	85,285	70,199	15,086	21%
Total R&D expenses	$274,869	$222,151	$52,718	24%

For the year ended December 31, 2025, our R&D expenses were $274.9 million, as compared to $222.2 million for the year ended December 31, 2024.
For the year ended December 31, 2025, our external R&D expenses increased by $37.6 million due to an increase in all other external clinical and preclinical costs of $36.0 million related to continued progress in the pipeline, primarily for our autoimmune programs, including clinical material manufacturing for anticipated Phase 1 initiation. In addition, R&D expenses incurred for our tebentafusp programs increased by $9.7 million as a result of continued advancement of the TEBE-AM and ATOM Phase 3 trials, and purchases of drug consumables. There was a decrease of $7.8 million in expenses incurred for our PRAME programs primarily resulting from higher costs in the year ended December 31, 2024, due to timing of manufacturing batches and purchases of drug consumables for our clinical trials, partially offset by higher costs in the year ended December 31, 2025 due to enrollment in our PRISM-MEL-301 Phase 3 clinical trial.
For the year ended December 31, 2025, our internal R&D expenses increased by $15.1 million primarily due to an increase in salaries and employee-related expenses and other internal R&D costs following the growth of our clinical and preclinical programs.
SG&A Expenses
For the year ended December 31, 2025, our SG&A expenses were $165.4 million, compared to $155.8 million for the year ended December 31, 2024, an increase of $9.6 million. The increase was primarily due to costs related to commercial and business support functions to support our growing pipeline and global commercial expansion.
Interest Income and Interest Expense
For the year ended December 31, 2025, interest income was $16.5 million compared to $25.6 million for the year ended December 31, 2024. This decrease of $9.1 million was primarily due to lower interest rates earned on our money market funds in the year ended December 31, 2025. For the year ended December 31, 2025, interest expense was $12.2 million compared to $18.8 million for the year ended December 31, 2024 and the decrease was primarily related to interest on the Pharmakon Loan which was repaid in November 2024.
Foreign Currency (Loss) Gain
For the year ended December 31, 2025, foreign currency gain was $2.2 million compared to a loss of $3.4 million for the year ended December 31, 2024. This change of $5.6 million reflects favorable exchange rate movements mainly due to the weakening of the U.S. dollar against the pound sterling and the euro in the year ended December 31, 2025.
Other Income (Expense), Net
For the year ended December 31, 2025, other income, net was $19.7 million compared to other income, net of $14.2 million for the year ended December 31, 2024. The increase was primarily related to income on our marketable securities purchased in the second quarter of 2024, including the unrealized gains resulting from the change in fair value, partially offset by lower unrealized gains due to less favorable interest rate movement in the year ended December 31, 2025.
Income Tax Benefit (Expense)

For the year ended December 31, 2025, our income tax expense was $16.4 million compared to a benefit of $1.9 million for the year ended December 31, 2024. This change of $18.3 million primarily relates to a $14.7 million deferred tax expense in 2025 for a valuation allowance on our U.S. deferred tax assets as we no longer expect to be profitable in the United States jurisdiction in the short term, due to a change in intercompany pricing arrangements implemented in the year consistent with our evolution as a company and associated reallocation of income and expenses between geographic jurisdictions that aligns with global tax authority standards.
Liquidity and Capital Resources
Sources of Liquidity
Although we have recorded revenue from the sale of therapies, we have continued to incur operating losses and cumulative negative cash flows from our operations since our inception. We have an accumulated deficit of $831.3 million as of December 31, 2025.

Since our inception, we have funded our operations primarily with proceeds from sales of equity securities, revenue from sale of therapies, debt financings, and historical payments from collaboration partners. As of December 31, 2025 and 2024, we had cash and cash equivalents of $467.7 million and $455.7 million, respectively, and marketable securities of $396.4 million and $364.6 million, respectively. Our working capital was $750.0 million as of December 31, 2025 as compared to $717.7 million as of December 31, 2024.
In September 2022, we entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may issue and sell ADSs, each representing one ordinary share, having an aggregate offering price of up to $250 million, from time to time, in one or more at-the-market offerings, for which Jefferies will act as sales agent and/or principal. The at-the-market facility has been registered under the Securities Act of 1933 as amended, pursuant to our Registration Statement on Form S-3ASR (File No. 333-278120). As of December 31, 2025, no issuances or sales have been made pursuant to the Sales Agreement.
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
Other than the above indebtedness, we currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our lease obligations and supplier purchase commitments in the normal course of business.
Cash Flows
The following table summarizes the primary sources and uses of cash and cash equivalents for each period presented (in thousands):

	Year Ended December 31,
	2025	2024
Cash and cash equivalents at beginning of the year	$455,731	$442,626
Net cash (used in) provided by operating activities	(10,712)	26,061
Net cash used in investing activities	(16,340)	(355,129)
Net cash provided by financing activities	12,371	343,881
Net foreign exchange difference on cash held	26,659	(1,708)
Cash and cash equivalents at end of the year	$467,709	$455,731

Net cash used in operating activities was $10.7 million for the year ended December 31, 2025, compared to net cash provided by operating activities of $26.1 million for the year ended December 31, 2024. The decrease of $36.8 million was primarily driven by a reduction in accrued expenses and other liabilities, reflecting the timing of payments, partially offset by an increase in net revenue from sale of therapies and cash collections.
Net cash used in investing activities was $16.3 million for the year ended December 31, 2025, compared to $355.1 million for the year ended December 31, 2024. The decrease is predominantly due to higher purchases of marketable securities in the year ended December 31, 2024.
Net cash provided by our financing activities during the year ended December 31, 2025 was $12.4 million as compared to $343.9 million for the year ended December 31, 2024. The decrease was primarily due to the net cash proceeds of $389.1 million from the offering of the Notes, partially offset by the $52.1 million Pharmakon loan repayment in 2024.

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
The amounts and timing of our actual expenditure may vary significantly depending on numerous factors. Our expenses will continue to increase if, and as, we:
•pursue further approval and commercialization of KIMMTRAK in additional indications and territories;
•continue to advance the development of our clinical trials and preclinical programs;
•continue to invest in our soluble TCR platforms to conduct research to identify novel technologies;
•change or add additional suppliers;
•add additional infrastructure to our quality control, quality assurance, legal, compliance and other groups to support our operations as we progress product candidates toward commercialization;
•seek to attract and retain skilled personnel;
•create additional infrastructure to further support our operations as a public company listed in the United States and our product development and planned future commercialization efforts;
•seek marketing approvals and reimbursement for our other product candidates;
•further develop a sales, marketing and distribution infrastructure to further commercialize any products for which we may obtain marketing approval;
•seek to identify and validate additional product candidates;
•acquire or in-license other product candidates and technologies;
•maintain, protect, defend, enforce and expand our intellectual property portfolio; and
•experience any delays, interruptions or encounter issues with any of the above, including any delays or other impacts as a result of the war in Ukraine, the conflict in the Middle East, global geopolitical tension, worsening macroeconomic conditions, including supply chain disruptions, fluctuations in interest rates, rising inflation, tariffs and other trade barriers, or health epidemics or pandemics.
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
We held cash and cash equivalents of $467.7 million and marketable securities of $396.4 million as of December 31, 2025. Based on our current operating plans, we expect that our existing cash and cash equivalents and marketable securities balances, along with anticipated revenue from KIMMTRAK, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Given our need for additional financing to support the long-term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.

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
Contractual Obligations
Leases and manufacturing
As part of our ongoing operations, we have material contractual lease obligations over expected lease terms of several years and expiry dates extending to 2043 primarily for our most significant facilities in the United Kingdom. These obligations and potential obligations could result in payments of up to $66.0 million. The majority of such payments represent longer-term commitments as outlined in the notes to our consolidated financial statements. The lease agreements are cancellable assuming certain conditions are met prior to expiry. We expect to continue to incur expenses for such leases for the foreseeable future. As we continue to grow, launch further products or expand our operations in other countries, we may determine that it is necessary to enter into further lease agreements, which would increase our cash outflows. Further obligations or commitments in the near term relate to our capital expenditure requirements for the purpose of improving our leased facilities. If we continue to grow, such commitments may become significant in value.
We have a number of existing manufacturing obligations, some of which relate to the manufacture of KIMMTRAK. We have similar obligations related to our earlier stage programs. These obligations and potential obligations could result in payments of up to $19.0 million, and are expected to increase as we continue to advance our pipeline in 2026 and beyond. While we have already incurred costs for commercial launches of KIMMTRAK in the United States, Europe and other territories, additional manufacturing obligations may arise in future in relation to product sales in these territories. We have also entered into third-party agreements relating to marketing and distribution of KIMMTRAK. The majority of such obligations have standard payment terms, and our level of non-cancellable commitments with such parties is not considered material. To meet demand, we may amend or enter into further agreements with CMOs or other parties which could cause our cash requirements to increase. While receipts from the sale of KIMMTRAK or other future products may fund our ongoing manufacturing and sales efforts, there can be no assurance that we will earn such revenues. In the longer term, if we received regulatory approval for our other product candidates, we would expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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
In February 2024, we completed a private offering of $402.5 million aggregate principal amount of the Notes, including the exercise in full of the initial purchasers’ option to purchase up to an additional $52.5 million principal amount of Notes. Our net proceeds from the offering of the Notes were $389.1 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Notes are senior, unsecured obligations of the Company and will mature on February 1, 2030, unless earlier converted, redeemed or repurchased. The Notes will accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2024, at a rate of 2.50% per year. See Note 7. “Interest-bearing loans and borrowings” of the notes to our consolidated financial statements in Part IV of this Annual Report for further information.
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
Critical Accounting Estimates
Our consolidated financial statements as of December 31, 2025 and 2024, and for the years ended 2025, 2024 and 2023 have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make judgments, estimates and assumptions that affect the value of assets and liabilities—as well as contingent assets and liabilities—as reported on the balance sheet date, and revenues and expenses arising during the fiscal year.
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
Judgment has historically been made in determining expected rebate percentages for the amount of net revenue from sale of therapies in France. Rebates payable were subject to a high degree of estimation uncertainty. Our estimate of these rebates represented the difference between the expected agreed price for the commercial sale of KIMMTRAK in France, which has historically been subject to negotiation, and the initial price of tebentafusp and KIMMTRAK until we completed price negotiations in France in the first quarter of 2025. Analysis of further legislative requirements, sales volumes and the expected benefit of KIMMTRAK to patients in France was also required in the assessment of rebates payable. We applied judgement to assess internal targets, pricing information of other therapies approved for sale in France, information obtained from price negotiations of KIMMTRAK in other countries, and information connected with KIMMTRAK’s safety profile when forming our estimated rebate deduction from revenue. For other European markets, where the price is open to negotiation, judgments are made in line with expected pricing outcomes.
Our total accrued revenue deductions as of December 31, 2025 were $132.8 million, including amounts of $10.2 million for the critical estimates subject to greater estimation uncertainty and judgments described above. These amounts are included within Accrued expenses and other current liabilities in the Consolidated Balance Sheet as of December 31, 2025.
A 20% increase or decrease in estimates of expected rebate and chargeback percentages for amounts payable to governments or government agencies for the critical estimates described above would have resulted in a $2.0 million reduction or increase, in Revenue from sale of therapies, net reported in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2025. We believe our expected values of accruals reported in the Consolidated Balance Sheet are materially appropriate; however, due to the uncertainties and judgments outlined above, it is possible eventual amounts could significantly differ to these estimates. For critical estimates reported at the end of December 31, 2024, additional information including completing price negotiations in France and Germany in the year ended December 31, 2025, resulted in a change in estimate of a $6.0 million net decrease to our total accrued revenue deductions as of December 31, 2025.
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

In February 2024, we completed a private offering of $402.5 million aggregate principal amount of the Notes, which mature on February 1, 2030, unless earlier converted, redeemed, or repurchased. The Notes accrue interest payable semiannually at a fixed rate of 2.50% per annum, commencing August 1, 2024. Issuance costs totaling $13.4 million are being amortized as interest expense at an effective rate of 3.06% over the life of the Notes. Given the fixed interest rate, the Company is not subject to interest rate risk with respect to these Notes. However, changes in market interest rates could affect the fair value of the Notes and the price of our ADSs, influencing the decision of noteholders to convert their Notes.
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
Our cash and cash equivalents were $467.7 million and $455.7 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, 81% of our cash and cash equivalents were held by our U.K. operating subsidiary, of which 46% were denominated in U.S. dollars, 41% were denominated in pounds sterling and 13% were denominated in euros. All of our marketable securities were held by our U.K. parent company and were denominated in U.S. dollars. The remainder of our cash and cash equivalents are held across our other subsidiaries and denominated in a mix of operating currencies. Changes in exchange rates had an impact on U.S. dollar cash and cash equivalents balances held by our main operating subsidiary in the United Kingdom, which resulted in foreign exchange gains and losses in the Consolidated Statements of Operations and Comprehensive Loss due to the appreciation and depreciation of the subsidiary’s U.S. dollars in pounds sterling terms. Further movements in exchange rates or returns to previous exchange rate levels have caused, and may continue to cause, material fluctuations or equivalent losses in the Consolidated Statements of Operations and Comprehensive Loss.
A five percentage point increase in exchange rates would reduce the carrying value of net financial assets and liabilities held in foreign currencies as of December 31, 2025 by $6.5 million and as of December 31, 2024 by $6.0 million. A five percentage point decrease in exchange rates would increase the carrying value of net financial assets and liabilities held in foreign currencies at December 31, 2025 by $6.5 million and as of December 31, 2024 by $6.0 million.
Credit Risk
We are exposed to credit risk from our operating activities, primarily accounts receivable, cash and cash equivalents, and marketable securities held with banks and financial institutions. Cash and cash equivalents and marketable securities are maintained with high-quality financial institutions in the United Kingdom and United States. We are also potentially subject to concentrations of credit risk in our accounts receivable with respect to amounts owed by a limited number of entities comprising our customer base. Our exposure to credit losses is low, however, owing largely to the credit quality of our distributors, and other customers, the significant majority of which are considerably larger than us.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
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
Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2025 based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2025 was effective.
Our independent registered public accountant, Deloitte LLP, who audited the consolidated financial statements as of and for the year ended December 31, 2025 included in this annual report, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Deloitte LLP’s report is included below.
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Immunocore Holdings plc:
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Immunocore Holdings plc and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

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
February 25, 2026
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Insider Trading Arrangements
During the three months ended December 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable
PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. If we make any amendment to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions from a provision of the code of ethics, we will disclose the nature of such amendment or waiver on our website to the extent required by the rules and regulations of the SEC. The Code of Business Conduct and Ethics is available on our website at https://www.immunocore.com/investors/corporate-governance/governance-documents. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report and is not incorporated by reference herein.
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
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
PART IV
Item 15.    Exhibits and Financial Statement Schedules

		Incorporation by Reference
Exhibit Number	Description	Schedule/ Form	File Number	Exhibit	Filing Date
3.1	Articles of Association of Immunocore Holdings plc	10-Q	001-39992	3.1	August 8, 2024

4.1	Deposit Agreement	20-F	001-39992	2.2	March 25, 2021

4.2	Form of American Depositary Receipt (included in Exhibit 4.1)	20-F	001-39992	2.3	March 25, 2021

4.3	Description of Registered Securities	20-F	001-39992	2.4	March 25, 2021

4.4	Indenture, dated as of February 2, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39992	4.1	February 2, 2024

4.5	Form of Global Note, representing the Company’s 2.50% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-39992	4.2	February 2, 2024

4.6	First Supplemental Indenture, dated as of March 17, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39992	4.1	March 17, 2025

10.1	Subscription Agreement between the Registrant and the Bill & Melinda Gates Foundation, dated February 3, 2021	F-1/A	333-252166	4.3	February 3, 2021

10.2	Amended and Restated Global Access Commitments Agreement, dated as of March 2, 2020, between the Registrant and the Bill & Melinda Gates Foundation	F-1	333-252166	10.11	January 15, 2021

10.3†	First Amendment to the Amended and Restated Global Access Commitments Agreement, dated as of February 3, 2021, between the Registrant and the Bill & Melinda Gates Foundation	F-1/A	333-252166	10.12	February 3, 2021

10.4	Lease, dated as of March 28, 2017, between the Registrant and MEPC MILTON PARK NO. 1 LIMITED and MEPC MILTON PARK NO. 2 LIMITED, on behalf of MEPC Milton LP	F-1	333-252166	10.13	January 15, 2021

10.5	Lease, dated as of December 28, 2017, between the Registrant and MEPC MILTON PARK NO. 1 LIMITED and MEPC MILTON PARK NO. 2 LIMITED, on behalf of MEPC Milton LP	F-1	333-252166	10.14	January 15, 2021

10.6	Lease, dated as of March 28, 2017, between the Registrant and MEPC MILTON PARK NO. 1 LIMITED and MEPC MILTON PARK NO. 2 LIMITED, on behalf of MEPC Milton LP	F-1	333-252166	10.15	January 15, 2021

10.8#	Employment Agreement between the Registrant and Bahija Jallal, Ph.D., dated January 29, 2021	F-1	333-252166	10.18	January 15, 2021

10.9#	Employment Agreement between the Registrant and Travis Coy, dated December 31, 2024	10-K	001-39992	10.9	February 26, 2025

10.10#	Employment Agreement between the Registrant and David Berman, MD., Ph.D., dated January 29, 2021	10-K	001-39992	10.13	February 28, 2024

10.11#	Employment Agreement between the Registrant and Tina St Leger, dated August 2, 2021	10-K	001-39992	10.14	February 28, 2024

10.12	Form of Deed of Indemnity between the Registrant and each of its directors	F-1	333-252166	10.1	January 15, 2021

10.13	Form of Deed of Indemnity between the Registrant and each of its executive officers	F-1	333-252166	10.2	January 15, 2021

10.14	Immunocore Holdings plc 2021 Equity Incentive Plan. and Non-Employee Sub Plan to the Immunocore Holdings plc 2021 Equity Incentive Plan	20-F	001-39992	4.20	March 25, 2021

10.15	Sales Agreement, dated as of September 9, 2022, by and between the Company and Jefferies LLC	6-K	001-39992	1.1	September 9, 2022

10.16	Registration Rights Agreement, dated May 28, 2024, by and among the Company and 667, L.P. and Baker Brothers Life Sciences, L.P.	8-K	001-39992	10.2	May 28, 2024

10.17#	Form of Restricted Share Unit Agreement under 2021 Equity Incentive Plan	10-K	001-39992	10.17	February 26, 2025

19.1	Amended and Restated Insider Trading and Window Period Policy	10-K	001-39992	19.1	February 26, 2025

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte LLP

24.1*	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).

31.1*	Certification by the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Immunocore Holdings plc Incentive Compensation Recoupment Policy	10-K	001-39992	97.1	February 28, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: February 25, 2026

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on February 25, 2026 on behalf of the registrant and in the capacities indicated.

SIGNATURE	TITLE	DATE

/s/ Bahija Jallal, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Bahija Jallal, Ph.D.

/s/ Travis Coy	Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Travis Coy

/s/ John Goll	SVP, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
John Goll

/s/ Professor Sir John Bell	Chairman of the Board of Directors	February 25, 2026
Professor Sir John Bell

/s/ Roy S. Herbst, M.D., Ph.D.	Director	February 25, 2026
Roy S. Herbst, M.D., Ph.D.

/s/ Siddharth Kaul	Director	February 25, 2026
Siddharth Kaul

/s/ Dr. William Pao, M.D., Ph.D.	Director	February 25, 2026
Dr. William Pao, M.D., Ph.D.

/s/ Kristine Peterson	Director	February 25, 2026
Kristine Peterson

/s/ Professor Sir Peter Ratcliffe	Director	February 25, 2026
Professor Sir Peter Ratcliffe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Immunocore Holdings plc
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Immunocore Holdings plc and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue from sale of therapies, net – Deductions and accruals for government rebates — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
As more fully disclosed in the Significant Accounting Policies note to the financial statements, the Company recognizes revenue from sale of therapies at the net sales price, which includes deductions for which reserves are established. These deductions include rebates, chargebacks, levies, other customer fees and product returns.
Government rebates are provided in relation to programs in certain jurisdictions in which the Company operates. In certain of these jurisdictions, management is required to make significant assumptions and judgments to estimate the government rebate claims related to sales in the respective geographies. These assumptions and judgements include:

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
We identified deductions and accruals for government rebates in certain jurisdictions as a critical audit matter given the complexity involved in determining the significant assumptions and judgments used in estimating the anticipated government rebate claims, which in turn led to a high degree of auditor professional judgment and increased extent of audit effort in auditing such estimates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the government rebates, included the following, among others:
- We tested the effectiveness of controls over management's processes to account for the deductions and accruals associated with government rebates, including controls over determining the underlying assumptions and key inputs into the Company’s process to calculate government rebate adjustments.
- We inspected contractual documents and communications with government agencies and third-party advisors associated with the government rebates, and evaluated the consistency of the estimation methodology with the Company's obligations under such contractual documents and communications.
- We tested the mathematical accuracy of the Company's calculation of the estimates for government rebates.
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
(ii)    evaluated management's estimates by using a combination of internal and third-party data, and insights from pricing experts to develop our own independent estimates; and
(iii)    assessed whether the actual rebate payments were made in the year and were in line with the relevant contractual terms.

/s/ Deloitte LLP
Cambridge, United Kingdom
February 25, 2026
We have served as the Company’s auditor since 2023.

Immunocore Holdings Plc
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$467,709	$455,731
Marketable securities	396,444	364,645
Accounts receivable, net	73,977	63,009
Prepaid expenses and other current assets	50,055	41,033
Tax receivable	1,815	—
Inventory, net	6,742	5,446
Total current assets	996,742	929,864
Property and equipment, net	11,462	10,092
Operating lease right of use assets, net	38,783	37,643
Deferred tax assets, net	—	14,790
Other non-current assets	20,282	17,117
Total assets	$1,067,269	$1,009,506
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$24,364	$25,100
Accrued expenses and other current liabilities	219,744	185,534
Deferred revenue, current	583	—
Operating lease liabilities, current	2,006	1,547
Total current liabilities	246,697	212,181
Deferred revenue, non-current	4,858	5,434
Operating lease liabilities, non-current	41,556	40,162
Interest-bearing loans and borrowings	393,125	391,013
Total liabilities	686,236	648,790
Commitments and contingencies (Note 14)

Shareholders’ equity
Ordinary shares (voting and non-voting), £0.002 par value, most recent authority to allot up to a maximum nominal value of £149,633 and £97,454 shares as of December 31, 2025 and 2024, respectively, and 50,689,271 and 50,064,860 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	136	135
Deferred shares, £0.0001 par value, 5,793,501 shares authorized, issued and outstanding as of December 31, 2025 and 2024.	1	1
Additional paid-in capital	1,240,255	1,190,104
Accumulated deficit	(831,275)	(795,761)
Accumulated other comprehensive loss	(28,084)	(33,763)
Total shareholders’ equity	381,033	360,716
Total liabilities and shareholders’ equity	$1,067,269	$1,009,506
The accompanying notes form an integral part of these consolidated financial statements.

Immunocore Holdings Plc
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Revenue from sale of therapies, net	$400,016	$309,989	$238,735
Collaboration revenue	—	213	10,693
Total revenue	400,016	310,202	249,428
Cost and operating expenses:
Cost of revenue from sale of therapies	(5,087)	(2,731)	(1,037)
Research and development expense	(274,869)	(222,151)	(163,545)
Selling, general and administrative expense	(165,413)	(155,781)	(144,495)
Loss from operations	(45,353)	(70,461)	(59,649)
Other income (expense):
Interest income	16,476	25,618	17,986
Interest expense	(12,166)	(18,844)	(5,154)
Foreign currency gain (loss)	2,215	(3,448)	(13,176)
Other income (expense), net	19,728	14,198	(897)
Net loss before income taxes	(19,100)	(52,937)	(60,890)
Income tax (expense) benefit	(16,414)	1,850	5,603
Net loss	$(35,514)	$(51,087)	$(55,287)
Other comprehensive income:
Exchange differences on translation of foreign operations	5,679	2,498	18,412
Total comprehensive loss	(29,835)	(48,589)	(36,875)

Basic and diluted net loss per share	$(0.71)	$(1.02)	$(1.13)
Basic and diluted weighted-average number of shares outstanding	50,345,666	49,991,064	48,888,975
The accompanying notes form an integral part of these consolidated financial statements.

Immunocore Holdings Plc
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Ordinary Shares		Deferred Shares			Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Additional Paid-in Capital
At January 1, 2023	48,088,346	$129	5,793,501	$1	$1,082,833	$(689,387)	$(54,673)	$338,903
Net loss	—	—	—	—	—	(55,287)	—	(55,287)
Other comprehensive income	—	—	—	—	—	—	18,412	18,412
Issuance of ordinary shares, net	—	—	—	—	—	—	—	—
Exercise of share options	1,637,303	5	—	—	34,341	—	—	34,346
Share-based compensation expense	—	—	—	—	32,469	—	—	32,469
At December 31, 2023	49,725,649	$134	5,793,501	$1	$1,149,643	$(744,674)	$(36,261)	$368,843
Net loss	—	—	—	—	—	(51,087)	—	(51,087)
Other comprehensive income	—	—	—	—	—	—	2,498	2,498
Exercise of share options	339,211	1	—	—	6,265	—	—	6,266
Share-based compensation expense	—	—	—	—	34,196	—	—	34,196
At December 31, 2024	50,064,860	$135	5,793,501	$1	$1,190,104	$(795,761)	$(33,763)	$360,716
Net loss	—	—	—	—	—	(35,514)	—	(35,514)
Other comprehensive income	—	—	—	—	—	—	5,679	5,679
Exercise of share options	624,411	1	—	—	12,370	—	—	12,371
Share-based compensation expense	—	—	—	—	37,781	—	—	37,781
At December 31, 2025	50,689,271	$136	5,793,501	$1	$1,240,255	$(831,275)	$(28,084)	$381,033
The accompanying notes form an integral part of these consolidated financial statements.

Immunocore Holdings Plc
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(35,514)	$(51,087)	$(55,287)
Adjustments for:
Share-based compensation expense	37,698	34,190	32,469
Depreciation	3,266	4,204	4,090
Unrealized foreign exchange losses (gains)	(6,385)	599	13,827
Unrealized gains on marketable securities	(19,728)	(14,577)	—
Loss on loan extinguishment	—	3,853	—
Non-cash lease expense	2,348	1,912	1,647
Deferred income taxes	14,790	(3,823)	(5,843)
Other	2,113	1,838	412
Changes in assets and liabilities:
Increase in accounts receivable	(7,336)	(12,348)	(17,871)
(Increase) decrease in prepayments and other current assets	(6,740)	(11,600)	8,544
(Decrease) increase in accounts payable	(2,456)	7,272	2,625
Increase in accrued expenses	15,889	71,502	39,088
Decrease in deferred revenue	(387)	(1)	(8,013)
Decrease in operating lease liabilities	(2,093)	(1,648)	(2,226)
Increase in other operating assets	(6,177)	(4,225)	(9,169)
Decrease in other operating liabilities	—	—	(1,353)
Net cash (used in) provided by operating activities	(10,712)	26,061	2,940
Cash flows from investing activities
Proceeds from sale of property, plant and equipment	—	44	—
Proceeds from sale of marketable securities	18,000	—	—
Purchase of marketable securities	(30,000)	(350,000)	—
Purchase of property, plant and equipment	(4,340)	(5,173)	(5,425)
Net cash used in investing activities	(16,340)	(355,129)	(5,425)
Cash flows from financing activities
Proceeds from issue of ordinary shares, net	—	—	—
Exercise of share options	12,371	6,800	34,346
Loan repayments	—	(50,000)	—
Debt prepayments and extinguishments	—	(2,061)	—
Non-current interest-bearing loan received	—	402,500	—
Debt issuance payments	—	(13,358)	—
Net cash provided by financing activities	12,371	343,881	34,346
(Decrease) increase in net cash and cash equivalents	(14,681)	14,813	31,860
Net foreign exchange difference on cash held	26,659	(1,708)	8,293
Cash and cash equivalents at beginning of year	455,731	442,626	402,472
Cash and cash equivalents at end of year	$467,709	$455,731	$442,626
Supplemental cash flow information
Cash (paid)/ received for interest, net	(10,062)	(9,235)	5,674
Cash paid for income taxes, net	(4,643)	(510)	(977)

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
In January and April 2022, the Company received approval from the U.S. Food and Drug Administration ("FDA") and European Commission, ("EC"), respectively, for its lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma. The Company has subsequently received approvals in further territories, and continues to launch and seek approvals in additional territories. KIMMTRAK is now approved in 39 countries and the Company has commercially launched the product in 30 countries, including the United States, Germany and France, among other territories.
2. Summary of significant accounting policies
Basis of presentation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for the fiscal years ended December 31, 2025, 2024, and 2023 and include the financial results of all wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation and the consolidated financial statements are presented in U.S. dollars.
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
Existing circumstances and assumptions about future developments, however, may change due to market changes or circumstances arising that are beyond the Company’s control. Actual results could differ from those estimates. Estimates are primarily made in relation to revenue recognition, operating lease incremental borrowing rates, share-based compensation expense, clinical accruals and deferred tax asset valuation allowances.
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
Rebates: Rebates consist of Medicaid and other governmental rebates in the U.S. and other similar programs in Europe. These reserves are recorded as a reduction to revenue in the same period the related revenue is recognized. The Company's estimates are based on current pricing and historical data, updated at each reporting period to reflect actual claims received. For markets where the price is open to negotiation, judgments are made in line with expected pricing outcomes.
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

In certain countries, the Company’s customers are hospitals and healthcare providers, where KIMMTRAK is sold through an agent acting on the Company’s behalf. Revenue from sale of therapies, net also includes amounts for partnered revenue, which is recognized on delivery and transfer of title to Medison Pharma Ltd ("Medison") and Er-Kim Pharmaceuticals Bulgaria EOOD ("Er-Kim") the Company’s exclusive distributors in certain countries outside the United States. From December 31, 2025, we have combined Product revenue, net and Pre-product revenue, net into Revenue from sale of therapies, net in order to simplify our presentation.
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
Deferred revenue
The Company’s deferred revenue as of December 31, 2025 and 2024 is related to a revenue partnership with Medison relating to the supply and distribution of KIMMTRAK and will be classified within revenue from sale of therapies, net in accordance with ASC 606. The Company’s deferred revenue relates to a non-refundable upfront receipt from Medison under an amended agreement entered into in November 2022. The Company determined that this receipt relates to the distribution of KIMMTRAK in South America and assessed that the Company has a single performance obligation to provide KIMMTRAK to Medison for onward sale under an exclusive distribution license. The deferred revenue is expected to be released with the sale of products following regulatory approval in the territory.

Accounts receivable
Accounts receivable includes amounts invoiced or contractually accrued where only the passage of time is required before payment is received under the Company’s revenue arrangements. Such receivables principally relate to KIMMTRAK sales. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses at the end of December 31, 2025 and 2024 were immaterial.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2025 and 2024, the Company has not recorded any provision for uncertain tax positions.
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
The Company leases its corporate headquarters in the United Kingdom, where its facilities contain R&D, laboratory and office space of approximately 123,000 square feet. In addition, the Company leases approximately 45,000 square feet of office space in the United States, and small offices in Ireland and Switzerland. The leases in the United Kingdom expire between 2037 and 2043. Estimates of the term consider non-cancellable periods and include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.
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

Impairment of long-lived assets
The Company assesses whether circumstances indicate that the estimated remaining useful life of its long-lived assets should be changed or that the carrying value of such assets may be impaired. The Company did not identify any such circumstances or recognize any impairment charges for the years ended December 31, 2025, 2024 and 2023.
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
Concentrations of credit risk and off-balance sheet risk
Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable, cash equivalents, marketable securities and deposits held with banks and financial institutions. Cash, cash equivalents, marketable securities and deposits are maintained with high-quality financial institutions in Europe and the United States. The Company has not experienced any credit losses with such institutions and has incurred an immaterial amount of losses in relation to its accounts receivable from customers. The Company has no financial instruments with off-balance sheet risk of loss. As of December 31, 2025 and 2024, the amounts of expected credit losses recognized in the Consolidated Balance Sheets were not material.
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

As of December 31, 2025 and 2024, the Company held $366.8 million and $338.1 million, respectively, of money market funds required to be measured at fair value on a recurring basis within cash and cash equivalents. In addition, as of December 31, 2025 and 2024, the Company held $396.4 million and $364.6 million, of marketable securities, respectively, including unrealized gains of $19.7 million and $14.6 million, respectively. The fair value of these cash equivalents and marketable securities is based on quoted prices from active markets (Level 1 inputs). The Company recognizes transfers between levels of the fair value hierarchy at the end of the reporting period during which the changes have occurred. There were no transfers between levels of fair value hierarchy in the years ended December 31, 2025 and 2024. Other financial instruments, although not recorded at fair value on a recurring basis, include cash, accounts receivable, accounts payable and interest-bearing loans and borrowings.
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
Net loss per share
Basic and diluted net loss per share is calculated by dividing the net loss for the period by the weighted average number of ordinary shares outstanding during the period. The dilutive effect of potential ordinary shares through share options, RSUs and the Notes are considered to be anti-dilutive as they would decrease the net loss per share and are therefore excluded from the calculation of diluted net loss per share.
Recently issued and recently adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosure by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. This guidance is effective for the Company for the year beginning January 1, 2025. The Company adopted this ASU for the annual period ended December 31, 2025 and the amendments have been applied retrospectively to all prior periods presented in the financial statements by expanding the Company's income tax disclosure in Note 12. "Income Taxes."
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
3. Revenue

Revenue (in thousands)	2025	2024	2023
Revenue from sale of therapies, net	$400,016	$309,989	$238,735
Collaboration revenue
Genentech	—	213	10,693
Total collaboration revenue	—	213	10,693
Total revenue	$400,016	$310,202	$249,428

Revenue from sale of therapies, net
During the year ended December 31, 2025, the Company recognized $400.0 million (2024: $310.0 million, 2023: $238.7 million) of net revenue from sale of therapies, relating to the sale of KIMMTRAK, primarily in the United States and Europe, after estimated deductions for rebates, chargebacks and returns, which are recognized in Accrued expenses and other current liabilities, as set out in the Company’s accounting policies.
The Company recognized revenues from four customers accounting for 23%, 23%, 17% and 18% of the Company’s revenue from sale of therapies, net for the year ended December 31, 2025, four customers accounting for 29%, 27%, 18%, and 17% of the Company’s revenue from sale of therapies, net for the year ended December 31, 2024, and four customers accounting for 29%, 26%, 17%, and 16% and of the Company’s revenue from sale of therapies, net for the year ended December 31, 2023.
Revenue from sale of therapies, net is presented by country / region based on the location of the end customer below (in thousands):

	2025	2024	2023
United States	$256,998	$226,687	$169,791
Europe	131,422	73,224	67,628
International	11,596	10,078	1,316
Revenue from sale of therapies, net	$400,016	$309,989	$238,735
Revenue from sale of therapies, net for the year ended December 31, 2025 includes $25.9 million (2024: $13.7 million, 2023: $3.6 million), of partnered revenue pursuant to the Company's separate agreements with Medison Pharma Ltd, ("Medison"), and Er-Kim Pharmaceuticals Bulgaria EOOD ("Er-Kim"). Revenue from these agreements is allocated between the Company's European and international markets.
Accounts receivable from contracts with customers
Accounts receivable as of December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
As of January 1, 2025	$63,009	$52,093
Additions	508,006	414,464
Payments received	(496,507)	(403,095)
Provision	(531)	(453)
As of December 31, 2025	$73,977	$63,009
As of December 31, 2025, four customers individually accounted for approximately 20%, 18%, 20% and 16% of accounts receivable associated with the Company’s net revenue from sale of therapies, as compared to 22%, 22%, 20% and 15% as of December 31, 2024. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of December 31, 2025 and 2024 were immaterial.

Accruals for rebates and chargebacks
Current and non-current accruals for rebates, chargebacks and returns as of December 31, 2025 and 2024 were as follows (in thousands):

	Rebates	Chargebacks	Returns	Total
As of January 1, 2024	$63,957	$2,031	$738	$66,726
Provisions related to sales in the period	87,265	31,329	966	119,560
Adjustments related to prior period sales	18,104	—	—	18,104
Credits and payments made	(60,805)	(31,322)	(1,339)	(93,466)
As of December 31, 2024	$108,521	$2,038	$365	$110,924
Provisions related to sales in the period	149,849	40,187	9,079	199,115
Adjustments related to prior period sales	(5,983)	—	—	(5,983)
Credits and payments made	(122,856)	(39,543)	(8,877)	(171,276)
As of December 31, 2025	$129,531	$2,682	$567	$132,780
The adjustments related to prior period sales in the year ended December 31, 2025 were due to changes in estimates primarily related to European pricing negotiations.
Deferred revenue
For the year ended December 31, 2025, there was $0.4 million revenue recognized that was included in Deferred revenue as of January 1, 2025 (2024: $0; 2023: $7.8 million).
Deferred revenue in the Consolidated Balance Sheets is primarily in respect of the upfront fee and development milestone consideration received from collaboration agreements in advance of services performed by the Company.

Non-current deferred revenue in the Consolidated Balance Sheets as of December 31, 2025, relates to a revised distribution agreement with Medison entered into in November 2022. Under the revised agreement, the Company received a non-refundable payment of $5.0 million in exchange for granting Medison exclusive distribution rights in South America. The Company has determined that the deferred revenue relates to the Company’s single, combined performance obligation to supply KIMMTRAK to Medison and to grant Medison the exclusive right to distribute KIMMTRAK in South America. The revenue will be recognized on a straight-line basis over the term of the contract of 10 years from the date of the first commercial sale in the territory. Following the first commercial sale in the territory during the three months ended June 30, 2025, the Company began recognizing this revenue within net revenue from sale of therapies and consequently the Company reclassified the portion of deferred revenue expected to be recognized over the next twelve months as current.
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
During the year ended December 31, 2025, the Company recognized no revenue relating to the 2018 Genentech Agreement (2024: $0.2 million; 2023: $10.7 million). The revenue recognized represents both deductions from deferred revenue and R&D costs reimbursed, predominantly for clinical trial costs. Such reimbursements arise in order to ensure that R&D costs are shared equally in accordance with the 2018 Genentech agreement. As of December 31, 2023, the Company determined its performance obligation under its collaboration with Genentech was complete. If MAGE-A4 HLA-A02 targeted products are commercialized, the Company would be eligible to receive development and commercial milestone payments plus royalties from Genentech on any sales of MAGE-A4 HLA-A02 targeted products arising under the Genentech Agreement. The Company determined achieving commercialization milestones and royalties to be unlikely and were excluded from the transaction price as of December 31, 2025, 2024 and 2023; therefore, any future milestones will be recorded when they become probable of being achieved.
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
4. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	2025	2024
Prepayments	$17,975	$13,048
R&D tax credits	16,496	15,109
VAT receivable	8,833	4,978
Other current assets	6,751	7,898
	$50,055	$41,033
Included within other current assets are amounts paid in advance to clinical research organizations that are expected to be received through services rendered or repaid within 12 months.
5. Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	2025	2024
Leasehold property improvements	$22,420	$21,020
Laboratory equipment	44,854	40,382
Office equipment and other assets	3,857	3,534
Construction in progress	1,134	477
Total property and equipment, gross	72,265	65,413
Less: Accumulated Depreciation	(60,803)	(55,321)
Total property and equipment, net	$11,462	$10,092

Depreciation expense for the years ended December 2025, 2024 and 2023 was $3.1 million, $4.2 million and $4.1 million, respectively.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	2025	2024
Rebates, chargebacks, and returns	$132,780	$110,924
Clinical accruals	40,945	41,448
Employee related expenses	16,542	13,102
Contract manufacturing	17,143	4,764
Interest accruals	4,193	4,205
Commercial services	2,349	2,483
Other accruals	5,792	8,608
	$219,744	$185,534
See Note 3. “Revenue” for a breakdown of rebates, chargebacks and returns.
Clinical accruals primarily represent unbilled work undertaken by CROs as part of the advancement of the Company's clinical programs.
7. Interest-bearing loans and borrowings
Non-current interest-bearing loans and borrowings consisted of the following as of December 31, 2025 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amounts	Amount	Level
Convertible senior notes	402,500	(9,375)	393,125	363,538	Level 2
Pharmakon loan	—		—	—	Not applicable
Non-current interest-bearing loans and borrowings consisted of the following as of December 31, 2024 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amounts	Amount	Level
Convertible senior notes	402,500	(11,487)	391,013	337,174	Level 2
Pharmakon loan	—		—	—	Not applicable
Interest expense consisted of the following (in thousands):

	2025	2024
Convertible senior notes
Coupon interest	$10,062	$9,310
Amortization of debt issuance costs	$2,104	$1,875
Pharmakon loan	$—	$7,659
Total interest expense	$12,166	$18,844

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
8. Leases
The Company’s costs as a lessee for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Operating lease cost	$5,341	$4,470	$4,219
Variable lease cost	334	216	253
Total lease costs	$5,675	$4,686	$4,472
Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Total cash outflow for leases	$4,364	$3,794	$4,633
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$1,212	$6,482	$2,783
The weighted average remaining lease term and weighted average discount rate of operating leases at December 31, 2025 and 2024 were as follows:

	2025	2024
Weighted average lease term remaining	12.7 years	13.8 years
Weighted average discount rate	7.3%	7.4%
The maturities of operating lease liabilities as of December 31, 2025 are as follows (in thousands):

2025
2026	$5,884
2027	5,794
2028	5,484
2029	5,213
2030	5,213
2031 and thereafter	43,596
Total lease payments	71,184
Less imputed interest	(27,623)
Present value of operating lease liabilities	$43,561
Future lease commitments - leases not yet commenced	$2,973

Future lease commitments - leases not yet commenced
The Company has entered into a non-cancellable lease agreement for premises that will commence in 2028 and end in 2031, with total future minimum lease payments of approximately $3.0 million. This amount is not included in the maturities of operating lease liabilities above as the lease had not commenced as of December 31, 2025.
Lease commencement during the period

During the year ended December 31, 2025, the Company commenced a new operating lease and recognized a non‑cash right‑of‑use asset of $1.2 million and a corresponding operating lease liability of $1.4 million. The difference between the right‑of‑use asset and the lease liability primarily reflects a lease incentive, which reduces the initial carrying amount of the related right‑of‑use asset.
9. Shareholders’ equity
The Company had 50,689,271 and 50,064,860 ordinary shares issued and outstanding as of December 31, 2025 and 2024, respectively, with a par value of £0.002 per share. In addition there are 5,793,501 deferred shares as of December 31, 2025 and 2024 with a par value of £0.0001 per share. The Company has reserved 6,172,915 authorized shares for future issuance under the Equity Incentive Plan (“EIP”). See Note 10 “Share-based compensation” for a description of the EIP.
Included within ordinary shares at December 31, 2025 and 2024 are 734,397 of ordinary shares with no voting rights, respectively. All ordinary shares are entitled to receive dividends and assets available for distribution. Deferred shares have no voting rights, are not entitled to dividends and are only entitled to receive amounts paid up on the deferred shares out of assets available for distribution after all payments have been made to holders of ordinary shares for amounts paid up or payable on such shares. No dividends were paid or declared in the years ended December 31, 2025 and 2024.
On May 15, 2025, the Company passed an ordinary resolution which authorizes the directors, or any duly authorized committee of the directors, to allot shares in the Company or grant rights to subscribe for or convert any security into shares in the Company up to an aggregate nominal value of £150,000 for a five year period ending on May 14, 2030. This amount may be renewed, varied or revoked by the Company in a general meeting.
10. Share-based compensation
The following table shows the total share-based compensation expense recorded in the Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	2025	2024	2023
Research and development	$8,776	$7,771	$6,467
Selling, general and administrative	$28,922	$26,419	$26,002
Equity Incentive Plan
Under the Company’s Equity Incentive Plan ("EIP"), the Company may grant market value options, share appreciation rights or restricted shares, restricted share units ("RSUs"), performance share units and other share-based awards to the Company’s employees. The Company’s board members and consultants are eligible to receive awards under the Company’s non-employee sub-plan to the EIP. Awards may be granted at such times as the Company may determine, but will generally be granted annually following the end of the financial year. Awards vest at such times and as specified in the award agreement, typically being over a four-year period although the Company retains the discretion to provide for other vesting schedules. If the participant violates the non-competition, non-solicitation, confidentiality or other similar restrictive covenant provisions of any employment contract, the right of the participant to receive these shares on vesting shall terminate immediately. The Company maintains discretion over the type and terms of equity awards granted. Share options lapse on the tenth anniversary from the date of grant, and they are not subject to performance conditions or entitled to dividends. As of December 31, 2025, the Company has reserved 6,172,915 authorized shares for future issuance under the EIP.

During the years ended December 31, 2025 and 2024, options over a total of 1,793,514 shares and 1,062,745 shares respectively were awarded under the Company’s EIP. Of the above awards in the year ended December 31, 2025, there were 207,829 options awarded to the Company's non-executive directors, 183,386 of which vest on the first anniversary from the date of grant and 24,443 of which vest monthly over a three-year period. In fiscal year 2024, there were 85,595 non-executive options awarded, 72,670 of which vested on the first anniversary from the date of grant and 12,925 of which vest monthly over a three-year period.
Share option activity
The number and weighted average exercise prices of share options were as follows:

Number of shares issuable	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	9,422,875	$31.14	6.0 years	$50,455
Awards granted	1,793,514	29.66
Awards exercised	(624,411)	19.82
Awards forfeited	(131,347)	40.01
Awards expired	(86,315)	45.16
Outstanding as of December 31, 2025	10,374,316	$31.34	5.9 years	$87,338
Exercisable at December 31, 2025	7,857,031	$28.59	5.0 years	$77,958
The weighted average fair value of options granted in 2025 was $16.05 (2024: $37.71; 2023: $38.57). The weighted average share price at the date of exercise of the options during the year was $33.47 (2024: $63.70; 2023: $56.73).
In the years ended December 31, 2025, 2024 and 2023, the total intrinsic value of stock options exercised was $8.8 million, $14.4 million and $58.4 million, respectively. The tax benefit arising on the exercise of stock options was $0.8 million, $2.2 million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, total unrecognized compensation expense related to share options granted but not vested was $18.7 million, which the Company expects to recognize over a remaining weighted-average period of 1.5 years.
Awards granted in the year ended December 31, 2025, 2024 and 2023, have been valued using the Black-Scholes option pricing model. The assumptions used in the models for share options granted during the years ended December 31, 2025, 2024 and 2023, were as follows:

	2025	2024	2023
Share price at grant date	$28.63 - $35.93	$31.13 - $70.50	$46.48 - $64.53
Exercise price	$28.63 - $35.93	$31.13 - $70.50	$46.48 - $64.53
Expected volatility	52.11% - 55.78%	54.98% - 66.17%	66.70% - 72.05%
Expected life	5.5 years	5 years - 5.5 years	5 years
Risk free rate	3.73% - 4.41%	3.53% - 4.56%	3.52% - 4.75%
Fair value	$15.11 - $18.47	$16.53 - $40.47	$27.77 - $39.02
Restricted share unit activity
In February 2025, the Company granted RSU awards that vest over a four-year service period with 25% on each anniversary of the grant date. An RSU award represents the right to receive one of the Company’s ADSs upon vesting of the RSU. The fair value of each RSU award is based on the closing price of the Company’s ADSs on Nasdaq on the date of grant.

The number and weighted average fair value of RSUs were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	—	$—
Awards granted	521,072	29.87
Awards vested	—	—
Awards forfeited	(24,916)	29.70
Unvested and outstanding as of December 31, 2025	496,156	$29.88

As of December 31, 2025, total unrecognized compensation expense related to RSUs granted but not vested was $7.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.1 years.
11. Basic and diluted net loss per share
Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share amounts):

	2025	2024	2023
Net loss for the year	$(35,514)	$(51,087)	$(55,287)
Basic and diluted weighted average number of shares outstanding	50,345,666	49,991,064	48,888,975
Basic and diluted net loss per share	$(0.71)	$(1.02)	$(1.13)

A total of 10,870,472, 9,422,875 and 8,967,882 shares issuable upon the exercise of outstanding share options and vesting of RSUs for the years ended December 31, 2025, 2024 and 2023, respectively, have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect.
For the year ended December 31, 2025, shares issuable upon the potential conversion of all of the Notes (as defined in Note 7. “Non-current interest-bearing loans and borrowings”) were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect.

12. Income taxes
Net loss before income taxes is as follows (in thousands):

	2025	2024	2023
United States	$(74,158)	$16,260	$11,612
United Kingdom	43,193	(74,429)	(76,866)
Ireland	11,719	5,187	4,122
Other worldwide	146	45	242
Net loss before income taxes	$(19,100)	$(52,937)	$(60,890)

The components of income tax (expense) benefit are as follows (in thousands):

	2025	2024	2023
Current:
United Kingdom		$—	$—
United States - Federal and State		(1,473)	215
Ireland	(1,624)	(497)	(436)
Other worldwide	—	(3)	(19)
Total current tax (expense)	$(1,624)	$(1,973)	(240)

Deferred:
United Kingdom		$—	$—
United States - Federal and State	(14,790)	3,823	5,873
Ireland	—	—	(30)
Other worldwide		—	—
Total deferred tax (expense) benefit	$(14,790)	$3,823	$5,843
Total income tax (expense) benefit	$(16,414)	$1,850	$5,603
The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows (in thousands):

	2025	2024
Deferred tax assets
Net losses	$150,026	$69,350
Fixed assets	3,356	3,874
R&D credits	17,075	7,145
Stock based compensation	17,916	12,775
Convertible senior notes	12,076	14,508
Other deferred tax assets	2,658	2,090
Total deferred tax assets	$203,107	$109,742

Deferred tax liabilities
Other deferred tax liabilities	(3,051)	(2,788)
Total deferred tax liabilities	$(3,051)	$(2,788)

Valuation allowance	(200,056)	(92,164)
Net deferred tax assets	$—	$14,790
The movements in the deferred tax asset valuation allowances are as follows (in thousands):

	2025	2024
Valuation allowance as of January 1,	$(92,164)	$(83,126)
(Increase)/ decrease in valuation allowance through net loss	(100,675)	(10,319)
Foreign currency translation adjustments	(7,217)	1,281
Valuation allowance as of December 31,	$(200,056)	$(92,164)

Reconciliation of the U.K. statutory income tax rate, the income tax rate of the country of domicile of the Company, to the Company’s effective income tax rate is as follows (in percentages):

	2025		2024		2023
U.K. statutory income tax rate	$4,777	25.0%	$13,234	25.0%	$14,320	23.5%
Foreign tax effects:
United States
Foreign rate differential	(2,966)	(15.5)%	650	1.2%	293	0.5%
Share based payment	3,048	15.9%	2,182	4.1%	3,293	5.4%
R&D expenditure credits	2,096	11.0%	1,234	2.4%	1,446	2.4%
Change in valuation allowance	(40,513)	(212.1)%	419	0.8%	3,500	5.7%
Return-to-provision adjustment	714	3.7%	2,198	4.2%	247	0.4%
State taxes	4,399	23.0%	(214)	(0.4)%	61	0.1%
Other	70	0.4%	(90)	(0.2)%	(50)	(0.1)%
	$(33,152)	(173.6)%	$6,379	12.1%	$8,790	14.4%

Ireland
Foreign rate differential	1,465	7.7%	649	1.2%	455	0.8%
Return to provision adjustment	(253)	(1.3)%	—	—%	—	—%
Other	(47)	(0.3)%	189	0.4%	49	0.1%
	$1,165	6.1%	$838	1.6%	$504	0.9%

Other foreign jurisdictions	—	—%	7	—%	38	0.1%

Non-taxable or Non-deductible Items
Share based payments	(7,707)	(40.3)%	(5,682)	(10.7)%	(5,110)	(8.4)%
R&D expenditure credits	1,653	8.7%	3,064	5.8%	(3)	—%
UK patent box	50,288	263.2%		—%	—	—%
Convertible loan note deduction	2,445	12.8%	2,067	3.9%	—	—%
Other	(179)	(0.9)%	(43)	(0.1)%	(567)	(0.9)%
Change in valuation allowances	(35,703)	(186.9)%	(18,014)	(34.0)%	(12,369)	(20.3)%
Effective income tax rate	$(16,414)	(85.9)%	$1,850	3.6%	$5,603	9.2%
State taxes in Tennessee and Kentucky for the years ended December 31, 2025 and 2024, and Kentucky for the year ended December 31, 2023, represented more than 50 percent of the total tax effect within the United States jurisdiction category.

Income taxes paid (net of refunds) are disaggregated by jurisdiction as follows (in thousands):

	2025	2024	2023
United Kingdom	$—	$—	$—
Foreign	4,643	510	977
	$4,643	$510	$977
Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

	2025	2024	2023
United States	$2,034	$169	$977
Ireland	2,548	341	—
Other worldwide	61	—	—
	$4,643	$510	$977
As of December 31, 2025, the Company’s net operating loss carryforwards in the United Kingdom totaled $525.5 million and net operating loss carryforwards in the United States totaled $73.6 million.
As of December 31, 2025, the Company has U.S. R&D credit carryforwards totaling $10.3 million, of which, $9.5 million relates to federal tax credits.
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
The Company operates in multiple jurisdictions with complex tax and regulatory environment and the Company's tax returns are periodically audited or subjected to review by tax authorities. The following table summarizes tax years that remain subject to examination by tax jurisdiction as of December 31, 2025:

Jurisdiction	Open Tax Years Based on Originally Filed Returns
United Kingdom	2023-2024
United States	2022-2024
Ireland	2021-2024
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2025 and 2024, the Company has not recorded any provision for uncertain tax positions.

13. Segment information
The Company operates in one operating segment: immunotherapies, which is focused on pioneering and delivering transformative immunomodulating medicines in the areas of cancer, infectious diseases and autoimmune diseases. The Company primarily generates revenue from one stream, revenue from the sale of therapies, which consists of sales of KIMMTRAK. Historically, the Company had a second stream, collaboration revenue, which is no longer significant. The Company manages its business activities on a consolidated basis. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM"), the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM evaluates financial performance, monitors budget versus actual results and allocates resources using financial information reported on a company-wide basis and therefore the measure of segment profit or loss used is consolidated net loss. The measure of segment assets is reported on the consolidated balance sheet as total assets. The accounting policies of the immunotherapies segment are the same as those described in Note 2. "Summary of significant accounting policies". The following table summarizes the reportable segment's financial information (in thousands):

	2025	2024	2023

Revenue	$400,016	$310,202	$249,428
Less:
Cost of revenue from sale of therapies	(5,087)	(2,731)	(1,037)
External R&D expenses:
PRAME programs	(82,594)	(90,377)	(54,761)
Tebentafusp programs	(40,824)	(31,166)	(16,024)
Infectious disease programs	(6,450)	(6,662)	(5,111)
All other external clinical and preclinical costs	(59,716)	(23,747)	(23,215)
Total external R&D expenses	(189,584)	(151,952)	(99,111)
R&D salaries and other employee-related costs	(49,898)	(43,706)	(38,182)
SG&A salaries and other employee-related costs	(48,657)	(48,739)	(36,202)
Other SG&A expenses	(87,836)	(80,623)	(82,291)
Other segment expense, net (a)	(54,468)	(33,538)	(47,892)
Segment and consolidated net loss	$(35,514)	$(51,087)	$(55,287)

(a) Other segment expenses, net includes other internal R&D expenses, share-based compensation expense, R&D tax credits, interest income, interest expense, foreign currency (loss) gain, other income (expense), net and income tax benefit (expense).
Other information
The total of non-current assets other than deferred tax assets located in the United Kingdom as of December 31, 2025 is $62.1 million (2024: $55.9 million). The total located in the United States is $8.4 million (2024: $8.8 million).
14. Commitments and contingencies
Lease commitments
See “Leases” for the maturities of operating lease liabilities as of December 31, 2025.
Manufacturing commitments
The Company enters into a number of manufacturing commitments for the future purchase of materials and contract manufacturing services. While the majority of such contracts can be cancelled on reasonable notice, due to the significant ongoing expenditure associated with the Company’s programs, including brenetafusp, the Company estimates it has noncancellable commitments in relation to the development and supply of product candidates totaling, $19.0 million, the majority of which are estimated to be paid within twelve months from the balance sheet date.

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