Form 10-Q
period 2026-03-31
Immunocore Holdings plc
filed 2026-05-06
CIK 1671927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, the registrant had 50,865,574 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, par value £0.002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report"), contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include, but are not limited to, statements about:
•the therapeutic potential and expected clinical benefits of KIMMTRAK®;
•the planned geographic expansion and expansion of patient reach for KIMMTRAK;
•the plans for expansion and growth into new melanoma indications, beyond melanoma into other tumor types, and beyond oncology;
•the safety, efficacy and clinical progress of our various ongoing clinical programs and any planned clinical programs, including those for tebentafusp, brenetafusp, IMC-P115C, IMC-R117C, IMC-M113V, IMC-S118AI, and IMC-U120AI;
•our ability to continue to generate revenues, which is dependent upon maintaining significant market acceptance among physicians, patients and healthcare payors;
•our ability to maintain regulatory approval of KIMMTRAK for metastatic uveal melanoma ("mUM") in the United States, European Union and other territories, as well as our ability to obtain and maintain regulatory approval in additional indications, jurisdictions, and the timing thereof;
•our expectations regarding the continued commercialization and marketing of KIMMTRAK for mUM, including expanding into and the related timing of reaching patients in additional indications and territories;
•our ability to build a sustainable pipeline of new product candidates, including but not limited to future generations of KIMMTRAK and additional product candidates identified and developed using our ImmTAX® platform;
•our ability to continue successfully executing our sales and marketing strategy of KIMMTRAK in the United States, Europe and elsewhere, including continuing to successfully recruit and retain sales and marketing personnel and to successfully build the market for our medicines;
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
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report, if any, our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2026, and in our other SEC filings. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
Immunocore Holdings plc
Condensed Consolidated Balance Sheets
(Unaudited) (In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$452,675	$467,709
Marketable securities	392,221	396,444
Accounts receivable, net	81,068	73,977
Prepaid expenses and other current assets	69,590	51,870
Inventory, net	8,253	6,742
Total current assets	1,003,807	996,742
Property and equipment, net	12,128	11,462
Operating lease right of use assets, net	37,546	38,783
Other non-current assets	18,614	20,282
Total assets	$1,072,095	$1,067,269
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$30,157	$24,364
Accrued expenses and other current liabilities	207,388	219,744
Deferred revenue, current	572	583
Operating lease liabilities, current	1,996	2,006
Total current liabilities	240,113	246,697
Deferred revenue, non-current	4,622	4,858
Operating lease liabilities, non-current	40,027	41,556
Interest-bearing loans and borrowings	393,660	393,125
Total liabilities	678,422	686,236
Commitments and contingencies (Note 10)

Shareholders’ equity
Ordinary shares (voting), £0.002 par value, most recent authority to allot up to a maximum nominal value of £149,633 and shares as of March 31, 2026 and December 31, 2025, respectively, and 50,831,928 and 50,689,271 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	137	136
Deferred shares, £0.0001 par value, 5,793,501 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025.	1	1
Additional paid-in capital	1,247,212	1,240,255
Accumulated deficit	(818,304)	(831,275)
Accumulated other comprehensive loss	(35,373)	(28,084)
Total shareholders' equity	393,673	381,033
Total liabilities and shareholders' equity	$1,072,095	$1,067,269
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited) (In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Revenue from sale of therapies, net	$106,677	$93,881
Total revenue	106,677	93,881
Cost and operating expenses:
Cost of revenue from sale of therapies	(434)	(831)
Research and development expense	(61,113)	(56,468)
Selling, general and administrative expense	(37,850)	(40,198)
Income (Loss) from operations	7,280	(3,616)
Other income (expense):
Interest income	3,418	4,176
Interest expense	(3,051)	(3,025)
Foreign currency gains	3,849	3,080
Other income, net	1,776	5,469
Net income before income taxes	13,272	6,084
Income tax expense	(301)	(1,061)
Net income	$12,971	$5,023
Other comprehensive income (loss):
Exchange differences on translation of foreign operations	(7,289)	673
Total comprehensive income	$5,682	$5,696

Basic net income per share	$0.26	$0.10
Basic weighted-average number of shares outstanding	50,754,763	50,086,684

Diluted net income per share	$0.25	$0.10
Diluted weighted-average number of shares outstanding	52,934,787	51,949,798

The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2025	50,689,271	$136	5,793,501	$1	$1,240,255	$(831,275)	$(28,084)	$381,033
Net income	—	—	—	—	—	12,971	—	12,971
Other comprehensive loss	—	—	—	—	—	—	(7,289)	(7,289)
Equity plan options exercised and units assigned	142,657	1	—	—	655	—	—	656
Share-based compensation expense	—	—	—	—	6,302	—	—	6,302
As of March 31, 2026	50,831,928	$137	5,793,501	$1	$1,247,212	$(818,304)	$(35,373)	$393,673

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2024	50,064,860	$135	5,793,501	$1	$1,190,104	$(795,761)	$(33,763)	$360,716
Net income	—	—	—	—	—	5,023	—	5,023
Other comprehensive income	—	—	—	—	—	—	673	673
Exercise of share options	119,749	—	—	—	2,551	—	—	2,551
Share-based compensation expense	—	—	—	—	9,516	—	—	9,516
As of March 31, 2025	50,184,609	$135	5,793,501	$1	$1,202,171	$(790,738)	$(33,090)	$378,479

The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$12,971	$5,023
Adjustments for:
Share-based compensation expense	6,302	9,489
Depreciation	948	854
Unrealized foreign exchange gains, net	(3,490)	(2,907)
Unrealized gains on marketable securities	(1,776)	(5,469)
Non-cash lease expense	627	546
Other	534	509
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,930)	836
Increase in prepayments and other current assets	(18,772)	(28)
Increase in accounts payable	5,974	3,342
Decrease in accrued expenses	(8,303)	(10,943)
Decrease in deferred revenue	(146)	—
(Decrease) increase in operating lease liabilities	(864)	756
Decrease (increase) in other operating assets	150	(1,573)
Net cash (used in) provided by operating activities	(13,775)	435
Cash flows from investing activities
Proceeds from sale of marketable securities	6,000	10,000
Purchase of property and equipment	(1,781)	(298)
Net cash provided by investing activities	4,219	9,702
Cash flows from financing activities
Proceeds from exercise of share options	656	2,551
Net cash provided by financing activities	656	2,551
(Decrease) increase in cash and cash equivalents	(8,900)	12,688
Net foreign exchange difference on cash held	(6,134)	8,426
Cash and cash equivalents at beginning of period	467,709	455,731
Cash and cash equivalents at end of period	$452,675	$476,845
Supplemental disclosure of cash flow and noncash information
Cash paid for interest	$(5,031)	$(5,031)
Cash paid for income taxes, net of refunds	$(13)	$(32)
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
In January and April 2022, the Company received approval from the U.S. Food and Drug Administration ("FDA") and European Commission ("EC"), respectively, for its lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma. The Company has subsequently received approvals in further territories, and the Company continues to launch and seek approvals in additional territories. KIMMTRAK is now approved in 39 countries and the Company has commercially launched the product in over 30 countries, including the United States, Germany and France, among other territories.
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required for the full annual financial statements and should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 25, 2026 (the "Annual Report").
The accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present a fair statement of the financial position, results of operations, and cash flows for the interim periods reported. In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.
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
As of March 31, 2026 and December 31, 2025, the Company held $353.0 million and $366.8 million, respectively, of money market funds required to be measured at fair value on a recurring basis within cash and cash equivalents. In addition, as of March 31, 2026 and December 31, 2025, the Company held $392.2 million and $396.4 million of marketable securities, respectively. The Company recorded unrealized gains of $1.8 million for the three months ended March 31, 2026 and $5.5 million for the three months ended March 31, 2025, respectively on these marketable securities. The fair value of these cash equivalents and marketable securities is based on quoted prices from active markets (Level 1 inputs). Other financial instruments, although not recorded at fair value on a recurring basis, include cash, accounts receivable, accounts payable and debt obligations.
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

Significant accounting policies
The significant accounting policies used in the preparation of these condensed consolidated financial statements as of and for the three months ended March 31, 2026 are consistent with those disclosed in Note 2. "Summary of Significant Accounting Policies" in the audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report.

Recently issued and recently adopted accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure in the notes to the financial statements, at each interim and annual reporting period, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. Also required is a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated. This ASU is effective for all public entities for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. This ASU should be applied either prospectively to financial statements issued after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating these new disclosure requirements and the impact of adoption on its financial statements.
3. Revenue
During the three months ended March 31, 2026, the Company recognized $106.7 million (2025: $93.9 million) of net revenue from sale of therapies relating to the sale of KIMMTRAK primarily in the United States and Europe after estimated deductions for rebates, chargebacks and returns, which are recognized in Accrued expenses and other current liabilities and Accrued expenses, non-current, as set out in the Company’s accounting policies included in the Annual Report.
Revenue from sale of therapies, net is presented by country / region based on the location of the end customer below (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$67,438	$56,607
Europe	34,413	32,804
International	4,826	4,470
Revenue from sale of therapies, net	$106,677	$93,881

Revenue from sale of therapies, net for the three months ended March 31, 2026 included $9.3 million (2025: $7.3 million), of partnered revenue pursuant to the Company's separate agreements with Medison Pharma Ltd. ("Medison") and Er-Kim Pharmaceuticals Bulgaria EOOD. Revenue from these agreements is allocated between the Company's European and International markets.
Accounts receivable from contracts with customers
Accounts receivable as of March 31, 2026 and December 31, 2025 were $81.1 million and $74.0 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of March 31, 2026 and December 31, 2025 were immaterial.
Accruals for rebates, chargebacks and returns
Current and non-current accruals for rebates, chargebacks and returns as of March 31, 2026 were as follows (in thousands):

	Rebates	Chargebacks	Returns	Total
As of December 31, 2025	$129,531	$2,682	$567	$132,780
Provisions related to sales in the period	23,275	10,362	113	33,750
Credits and payments made	(11,462)	(10,359)	(185)	(22,006)
As of March 31, 2026	$141,344	$2,685	$495	$144,524
Deferred revenue
Current and non-current deferred revenue as of March 31, 2026 and December 31, 2025 relates to a revised distribution agreement with Medison entered into in November 2022. Under the revised agreement, the Company received a non-refundable payment of $5.0 million in exchange for granting Medison exclusive distribution rights in South America. The Company has determined that the deferred revenue relates to the Company’s single, combined performance obligation to supply KIMMTRAK to Medison and to grant Medison the exclusive right to distribute KIMMTRAK in South America. The revenue will be recognized on a straight-line basis over the term of the contract of 10 years from the date of the first commercial sale in the territory. Following the first commercial sale in the territory during the three months ended June 30, 2025, the Company began recognizing this revenue within net revenue from sale of therapies and consequently the Company reclassified the portion of deferred revenue expected to be recognized over the next twelve months as current.
4. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Rebates, chargebacks and returns	$144,524	$132,780
Clinical accruals	34,677	40,945
Employee related expenses	5,229	16,542
Contract manufacturing	11,138	17,143
Interest accruals	1,677	4,193
Commercial services	3,156	2,349
Other accruals	6,987	5,792
	$207,388	$219,744
See Note 3. “Revenue” for a breakdown of rebates, chargebacks and returns.
Clinical accruals primarily represent unbilled work undertaken by contract research organizations as part of the advancement of the Company's clinical programs.

5. Interest-bearing loans and borrowings
Interest-bearing loans and borrowings consisted of the following as of March 31, 2026 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(8,840)	$393,660	$362,693	Level 2

Interest-bearing loans and borrowings consisted of the following as of December 31, 2025 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(9,375)	$393,125	$363,538	Level 2

Interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Convertible senior notes
Coupon interest	$2,516	$2,516
Amortization of debt issuance costs	535	509
Total interest expense	$3,051	$3,025
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
6. Share-based compensation
The following table shows the total share-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$2,572	$2,181
Selling, general and administrative	$3,730	$7,308
Equity Incentive Plan
Under the Company’s Equity Incentive Plan ("EIP"), the Company may grant market value options, share appreciation rights or restricted shares, restricted share units ("RSUs"), performance share units and other share-based awards to the Company’s employees. The Company’s board members and consultants are eligible to receive awards under the Company’s non-employee sub-plan to the EIP. Awards may be granted at such times as the Company may determine, but will generally be granted annually following the end of the financial year. Awards vest at such times and as specified in the award agreement, typically being over a four-year period, although the Company retains the discretion to provide for other vesting schedules. If the participant violates the non-competition, non-solicitation, confidentiality or other similar restrictive covenant provisions of any employment contract, the right of the participant to receive these shares on vesting shall terminate immediately. The Company maintains discretion over the type and terms of equity awards granted. Share options lapse on the tenth anniversary from the date of grant, and they are not subject to performance conditions or entitled to dividends. As of March 31, 2026, the Company has reserved 7,018,558 authorized shares for future issuance under the EIP.

The number and weighted average exercise prices of share options were as follows:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	10,374,316	$31.34	5.9 years	$87,338
Awards granted	1,387,755	32.45
Awards exercised	(27,334)	22.76
Awards forfeited	(204,570)	46.15
Awards expired	(43,926)	42.74
Outstanding as of March 31, 2026	11,486,241	$31.18	5.8 years	$48,937
Exercisable as of March 31, 2026	8,315,349	$28.99	4.5 years	$48,149
As of March 31, 2026, total unrecognized compensation expense related to share options granted but not vested was $31.9 million, which the Company expects to recognize over a remaining weighted-average period of 1.9 years.
Awards granted in the three months ended March 31, 2026 and 2025 have been valued using the Black-Scholes option pricing model. The assumptions used in the models for share options granted were as follows:

Three Months Ended March 31,
	2026	2025
Share price at grant date	$32.38 - $34.71	$29.21 - $29.60
Exercise price	$32.38 - $34.71	$29.21 - $29.60
Expected volatility	51.08% - 53.52%	53.30% - 55.78%
Expected life	5.5 years	5.5 years
Risk free rate	3.68% - 3.78%	4.14% - 4.41%
Fair value	$16.94 - $17.62	$15.70 - $16.21
Restricted share unit activity
In February 2025, the Company granted RSU awards that vest over a four-year service period with 25% on each anniversary of the grant date. An RSU award represents the right to receive one of the Company’s ADSs upon vesting of the RSU. The fair value of each RSU award is based on the closing price of the Company’s ADSs on Nasdaq on the date of grant.
The number and weighted average fair value of RSU awards were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2025	496,156	$29.88
Awards granted	557,683	32.46
Awards vested	(114,671)	29.60
Awards forfeited	(44,842)	29.77
Unvested and outstanding as of March 31, 2026	894,326	$31.53
As of March 31, 2026, total unrecognized compensation expense related to RSU awards granted but not vested was $20.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.3 years.

7. Basic and diluted net income per share
Basic and diluted net income per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income	$12,971	$5,023
Basic weighted-average number of shares outstanding	50,754,763	50,086,684
Adjustment for share options and RSUs with dilutive effect	2,180,024	1,863,114
Diluted weighted-average number of shares outstanding	52,934,787	51,949,798
Basic net income per share	$0.26	$0.10
Diluted net income per share	$0.25	$0.10
A total of 4,301,939 shares issuable upon the exercise of outstanding share options and vesting of RSUs for the three months ended March 31, 2026 (March 31, 2025: 3,691,365) have been excluded from the calculation of diluted net income per share due to their anti-dilutive effect.
For the three months ended March 31, 2026 and 2025, shares issuable upon the potential conversion of all of the Notes were excluded from the calculation of diluted net income per share due to their anti-dilutive effect.

8. Income taxes
Income tax expense is recognized at an amount determined by multiplying the net income (loss) before income taxes for the interim reporting period by the Company’s estimated annual effective tax rate, adjusted for the tax effect of certain items recognized in full in the interim period. As such, the effective tax rate in the condensed consolidated financial statements may differ from the Company’s estimate of the effective tax rate for the Company’s consolidated financial statements for the year ending December 31, 2026.
The Company’s consolidated estimated effective tax rate for the three months ended March 31, 2026 was 2.3%. During the three months ended March 31, 2026, the Company recorded a tax expense of $0.3 million (March 31, 2025: tax expense of $1.1 million). The Company benefits from the U.K. large company Research & Development Expenditure Credit ("RDEC") regime which can generate a cash rebate of up to 15% of qualifying research and development expenditures incurred after April 1, 2023. Tax credits receivable under the RDEC regime are recorded "above the line" as a reduction from research and development expenses. For the three months ended March 31, 2026, the Company excluded the United Kingdom and the United States from the calculation of the annual estimated tax rate as the Company anticipates an ordinary loss in these jurisdictions for which the tax benefit cannot be recognized.
No deferred tax assets have been recognized as of March 31, 2026 (December 31, 2025: nil). The majority of the Company’s deferred tax assets relate to net operating loss and R&D carryforwards that can only be realized if the Company is profitable in future periods. Accordingly, the Company has provided a valuation allowance against a substantial amount of the net deferred tax assets due to uncertainties as to their ultimate realization.

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

	Three Months Ended March 31,
	2026	2025

Revenue	$106,677	$93,881
Less:
Cost of revenue from sale of therapies	(434)	(831)
External research and development (R&D) expenses:
PRAME programs	(21,214)	(17,305)
Tebentafusp programs	(8,239)	(7,990)
Infectious disease programs	(846)	(1,405)
All other external clinical and preclinical costs	(8,493)	(11,231)
Total external R&D expenses	(38,792)	(37,931)
R&D salaries and other employee-related costs	(14,140)	(11,043)
Selling, general and administrative (SG&A) salaries and other employee-related costs	(13,090)	(12,218)
Other SG&A expenses	(21,065)	(20,672)
Other segment (expense) income, net (a)	(6,185)	(6,163)
Segment and consolidated net income	$12,971	$5,023

(a) Other segment expenses, net includes other internal R&D expenses, share-based compensation expense, R&D tax credits, interest income, interest expense, foreign currency gains, other income, net and income tax expense.
10. Commitments and contingencies
Lease commitments
The maturities of operating lease liabilities as of March 31, 2026 were as follows (in thousands):

Remainder of 2026	$4,407
2027	5,710
2028	5,396
2029	5,128
2030 and thereafter	48,629
Total lease payments	69,270
Less imputed interest	(27,247)
Present value of operating lease liabilities	$42,023
Future lease commitments - leases not yet commenced	$2,973

Future lease commitments - leases not yet commenced
The Company has entered into a non-cancellable lease agreement for premises that will commence in 2028 and end in 2031, with total future minimum lease payments of $3.0 million. This amount is not included in the present value of operating lease liabilities above as the lease had not commenced as of March 31, 2026.
Manufacturing commitments
The Company enters into a number of manufacturing commitments for the future purchase of materials and contract manufacturing services. While the majority of such contracts can be cancelled on reasonable notice, due to the significant ongoing expenditure associated with the Company’s programs, the Company estimates it has noncancellable commitments in relation to the development and supply of product candidates totaling $20.5 million, the majority of which are estimated to be paid within twelve months from the balance sheet date.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report. The accompanying MD&A, including all periods presented, has been prepared under U.S. GAAP. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. We also recommend that you read our discussion and analysis of financial condition and results of operations together with our audited financial statements and notes thereto, and the section titled “Risk Factors” each of which appear in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 25, 2026 (the "Annual Report") as well as the section titled “Special Note Regarding Forward-Looking Statements".
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

In 2022, we received approval for our lead product, KIMMTRAK, for the treatment of unresectable or metastatic uveal melanoma ("mUM") from the FDA, the European Commission, and other health authorities. KIMMTRAK is now approved in 39 countries and we have commercially launched KIMMTRAK in over 30 countries, including the United States, Germany and France, among other territories.
KIMMTRAK is the lead product from our ImmTAX platform and was the first approved therapy in mUM. To date, we have treated over 2,000 cancer patients with KIMMTRAK (tebentafusp), and our other ImmTAX product candidates, which we believe is the largest clinical data set of any T cell engager bispecific in solid tumors and any TCR therapeutic. Our clinical programs are being conducted with patients with a broad range of cancers including melanoma, ovarian, lung, and colorectal, among others. We believe that these tumor types have large addressable patient populations and significant unmet need. We are progressing three late-stage clinical programs within our ImmTAC® (Immune mobilizing monoclonal TCRs Against Cancer) portfolio, including KIMMTRAK and PRAME-targeted brenetafusp.
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
We have incurred significant operating losses and expect to continue to incur significant expenses and operating losses for the near future. We had net income of $13.0 million and of $5.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, our accumulated deficit was $818.3 million. Despite the net income result for the three months ended March 31, 2026, we expect to continue to incur significant and increasing expenses and to incur operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

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
Recent Developments

We presented the five-year overall survival (OS) from our pivotal Phase 3 trial with KIMMTRAK in unresectable or mUM, in an oral session at the American Association for Cancer Research (AACR) 2026 meeting. This is the longest, prospective Phase 3 randomized trial in patients with unresectable or mUM – a disease with a very poor prognosis and a historical survival rate of <5% at five years. These results also represent the longest follow-up reported for any T cell engager in a solid tumor.

In the Phase 3 trial, KIMMTRAK doubled the likelihood of being alive at five years, with an OS for KIMMTRAK of 16% versus 8% in the control arm (hazard ratio of 0.67 [95% CI: 0.54-0.85]).

In the trial, 378 patients were randomized to tebentafusp (252) or investigator’s choice (126; 82% pembrolizumab). The median OS was 21.6 months on KIMMTRAK, versus 16.9 months on investigator’s choice (IC). The Kaplan–Meier survival curves separated early and remained separated over time, confirming the durability of the benefit with extended follow-up.

The OS benefit with KIMMTRAK was observed regardless of known poor prognostic factors at baseline (high tumor burden [≥10cm]; elevated lactate dehydrogenase) or tumor location (hepatic only; hepatic and extra-hepatic). OS benefit was also observed in patients with a best response of progressive disease, including those with >20% tumor growth as best change on treatment.

More patients continued treatment beyond progression in the KIMMTRAK arm than in the control arm (57% vs 25%) – with the trial allowing this option in both arms. Patients on KIMMTRAK achieved nearly a 7-fold higher rate of tumor reduction with treatment beyond initial progression compared to IC patients (27% vs 4%). In fact, patients who continued tebentafusp treatment beyond tumor progression experienced longer post-progression survival compared to those who stopped treatment, even after accounting for variations in patient characteristics.

During the 2026 American Society of Clinical Oncology Meeting in May, we will present two posters titled "Phase 1 evaluation of the PRAME‑targeted ImmTAC brenetafusp in advanced melanoma" (Abstract number: 9527) and "Effect of IL7 on ImmTAC-mediated killing by T cells in vitro and T-cell fitness in patients" (Abstract number: 2662).

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
Research and development tax credits
As a company that carries out extensive R&D activities, we benefit from the U.K. R&D tax regime. For the periods ended March 31, 2026 and 2025, we claimed credits under the Research and Development Expenditure Credit ("RDEC") program and these credits are presented as a reduction to R&D expenses.
Under the RDEC program, tax credits for qualifying R&D expenses are granted at a headline rate of 20% and can generate cash rebates of up to 15% of qualifying R&D expenses.
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
Foreign currency (losses) gains
Foreign currency (losses) gains arises on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, including cash and cash equivalents.
Other income, net
Other income, net consists primarily of unrealized gains (losses) resulting from the change in fair value of our marketable securities and also includes loan and borrowing costs and other items.

Income tax (expense) benefit
We are subject to corporate taxation in the United Kingdom and our wholly-owned subsidiaries are subject to corporate taxation in the United States, Ireland and Switzerland. Due to the nature of our business and on a consolidated basis, we have generated cumulative losses since inception. Our income tax expense represents the sum of income taxes payable in Ireland and Switzerland, offset by movements in our deferred tax assets.
Unsurrendered tax losses are carried forward to be offset against future taxable profits. After accounting for tax credits receivable, there were accumulated tax losses available for carry forward in the United Kingdom and United States of $596.7 million and $103.1 million, respectively, as of March 31, 2026. A full valuation allowance is recognized in respect of accumulated tax losses and other temporary differences in the United Kingdom and United States because future profits are not sufficiently certain.
As we generate significant net revenue from sale of therapies, we are able to benefit from the U.K.’s “patent box” regime, which allows profits attributable to revenues from patents or patented products to be taxed at a lower rate than other revenue. We have filed the patent box election for the 2023 and 2024 tax years and intend to file the patent box election for 2025 and subsequent years. The effective rate of tax for relevant streams of revenue for companies receiving this relief is 10%.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue
The following table summarizes our total revenue (in thousands):

	Three Months Ended March 31,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
Revenue from sale of therapies, net	$106,677	$93,881	$12,796	13.6%
Total revenue	$106,677	$93,881	$12,796	13.6%

Revenue from sale of therapies, net
Revenue from sale of therapies, net is presented by country / region based on location of the end customer in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
United States	$67,438	$56,607	$10,831	19.1%
Europe	34,413	32,804	1,609	4.9%
International	4,826	4,470	356	8.0%
Revenue from sale of therapies, net	$106,677	$93,881	$12,796	13.6%
For the three months ended March 31, 2026, we generated net revenue from sale of therapies of $106.7 million due to the sale of KIMMTRAK, of which $67.4 million was in the United States, $34.4 million in Europe and $4.8 million in International. Revenue from sale of therapies, net increased in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due primarily to increased sales volume in the United States and Europe as well as global country expansion.

R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Three Months Ended March 31,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$21,214	$17,305	$3,909	22.6%
Tebentafusp programs	8,239	7,990	249	3.1%
Infectious disease programs	846	1,405	(559)	(39.8)%
All other external clinical and preclinical costs	8,493	11,231	(2,738)	(24.4)%
Total external R&D expenses	38,792	37,931	861	2.3%
Internal R&D expenses:
Salaries and other employee-related costs	14,140	11,043	3,097	28.0%
Share-based compensation expense	2,572	2,181	391	17.9%
All other internal R&D costs	7,595	7,399	196	2.6%
U.K. R&D tax credits	(1,986)	(2,086)	100	(4.8)%
Total internal R&D expenses	22,321	18,537	3,784	20.4%
Total R&D expenses	$61,113	$56,468	$4,645	8.2%
For the three months ended March 31, 2026, our R&D expenses were $61.1 million, compared to $56.5 million for the three months ended March 31, 2025.
For the three months ended March 31, 2026, our external R&D expenses increased by $0.9 million primarily due to an increase of $3.9 million in expenses incurred for our PRAME programs, primarily driven by higher costs associated with enrollment in the PRISM-MEL-301 Phase 3 clinical trial, partially offset by lower costs following decreased patient enrollment in the PRAME-101 Phase 1/2 clinical trial. This net increase is partially offset by a decrease in all other external clinical and preclinical costs of $2.7 million due to timing of manufacturing activities in the pipeline, primarily for our autoimmune programs.
For the three months ended March 31, 2026, our internal R&D expenses increased by $3.8 million primarily due to increases in salaries and other employee-related costs following the growth of our clinical and preclinical programs and associated headcount increases.

SG&A Expenses
For the three months ended March 31, 2026, our SG&A expenses were $37.9 million, compared to $40.2 million for the three months ended March 31, 2025, reflecting a decrease of $2.3 million. The decrease was primarily due to lower internal costs following increases in share-based compensation forfeitures, partially offset by increased costs related to business support functions to support our growing pipeline and global commercial expansion.
Interest Income and Interest Expense
For the three months ended March 31, 2026, interest income was $3.4 million, compared to $4.2 million for the three months ended March 31, 2025. This decrease of $0.8 million was due to lower interest rates earned on our money market funds. For the three months ended March 31, 2026, interest expense on our convertible loan notes was $3.1 million, compared to $3.0 million for the three months ended March 31, 2025.
Foreign Currency Gains
For the three months ended March 31, 2026, foreign currency gain was $3.8 million compared to $3.1 million, for the three months ended March 31, 2025. This increase of $0.7 million reflects more favorable exchange rate movements mainly due to the weakening of the U.S. dollar against the pound sterling and the euro when comparing the three months ended March 31, 2026 with the three months ended March 31, 2025.

Other Income, Net
For the three months ended March 31, 2026, other income, net was $1.8 million compared to $5.5 million for the three months ended March 31, 2025. This decrease was due to lower unrealized gains due to less favorable interest rates impacting our marketable securities in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Income Tax Expense
For the three months ended March 31, 2026, the income tax expense was $0.3 million compared to $1.1 million for the three months ended March 31, 2025. This change was the result of lower forecasted taxable income in the United States jurisdiction.

Liquidity and Capital Resources
Sources of Liquidity
Although we have recorded revenue from the sale of therapies, we have continued to incur operating losses and cumulative negative cash flows from our operations since our inception. We have an accumulated deficit of $818.3 million as of March 31, 2026.
Since our inception, we have funded our operations primarily with proceeds from sales of equity securities, revenue from sale of therapies, debt financings and historical payments from collaboration partners. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $452.7 million and $467.7 million, respectively, and marketable securities of $392.2 million and $396.4 million, respectively. Our working capital was $763.7 million as of March 31, 2026, compared to $750.0 million as of December 31, 2025.
In September 2022, we entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may issue and sell ADSs, each representing one ordinary share, having an aggregate offering price of up to $250 million, from time to time, in one or more at-the-market offerings, for which Jefferies will act as sales agent and/or principal. The at-the-market facility has been registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3ASR (File No. 333-278120). As of March 31, 2026, no issuances or sales have been made pursuant to the Sales Agreement.
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
Cash Flows
The following table summarizes the primary sources and uses of cash and cash equivalents for each period presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents at beginning of period	$467,709	$455,731
Net cash (used in) provided by operating activities	(13,775)	435
Net cash provided by investing activities	4,219	9,702
Net cash provided by financing activities	656	2,551
Net foreign exchange difference on cash held	(6,134)	8,426
Cash and cash equivalents at end of period	$452,675	$476,845

Net cash used in our operating activities was $13.8 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of $0.4 million for the three months ended March 31, 2025. This change of $14.2 million was primarily driven by increases in accounts receivable and prepaid expenses working capital movements, reflecting the timing of payments, partially offset by accounts payable and accrued expenses working capital movements.
Net cash provided by investing activities was $4.2 million for the three months ended March 31, 2026, compared to $9.7 million for the three months ended March 31, 2025. The decrease of $5.5 million is predominantly due to lower proceeds from the sale of marketable securities in the three months ended March 31, 2026 compared to the same period in 2025.
Net cash provided by our financing activities during the three months ended March 31, 2026 was $0.7 million compared to $2.6 million for the three months ended March 31, 2025. The net cash provided by financing activities in both periods was primarily related to the exercise of share options.
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
We held cash and cash equivalents of $452.7 million and marketable securities of $392.2 million as of March 31, 2026. Based on our current operating plans, we expect that our existing cash and cash equivalents and marketable securities balances, along with anticipated revenue from KIMMTRAK, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report. Given our need for additional financing to support the long-term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.

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

Contractual Obligations
Leases and manufacturing
As part of our ongoing operations, we have material contractual lease obligations over expected lease terms of several years and expiry dates extending to 2043 primarily for our most significant facilities in the United Kingdom. These obligations and potential obligations could result in payments of up to $72.2 million. The majority of such payments represent longer-term commitments as outlined in the notes to our condensed consolidated financial statements. The lease agreements are cancellable assuming certain conditions are met prior to expiry. We expect to continue to incur expenses for such leases for the foreseeable future. As we continue to grow, launch further products or expand our operations in other countries, we may determine that it is necessary to enter into further lease agreements, which would increase our cash outflows. Further obligations or commitments in the near term relate to our capital expenditure requirements for the purpose of improving our leased facilities. If we continue to grow, such commitments may become significant in value.
We have a number of existing manufacturing obligations, some of which relate to the manufacture of KIMMTRAK. We have similar obligations related to our earlier stage programs. These obligations and potential obligations could result in payments of up to $20.5 million, and are expected to increase as we continue to advance our pipeline in 2026 and beyond. While we have already incurred costs for commercial launches of KIMMTRAK in the United States, Europe and other territories, additional manufacturing obligations may arise in future in relation to product sales in these territories. We have also entered into third-party agreements relating to marketing and distribution of KIMMTRAK. The majority of such obligations have standard payment terms, and our level of non-cancellable commitments with such parties is not considered material. To meet demand, we may amend or enter into further agreements with CMOs or other parties which could cause our cash requirements to increase. While receipts from the sale of KIMMTRAK or other future products may fund our ongoing manufacturing and sales efforts, there can be no assurance that we will earn such revenues. In the longer term, if we receive regulatory approval for our other product candidates, we would expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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
Critical Accounting Estimates
Our condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, respectively, have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the value of assets and liabilities—as well as contingent assets and liabilities—as reported on the balance sheet date, and revenues and expenses arising during the fiscal period.
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

Judgment has historically been made in determining expected rebate percentages for the amount of net revenue from sale of therapies in France. Rebates payable were subject to a high degree of estimation uncertainty. Our estimate of these rebates represented the difference between the expected agreed price for the commercial sale of KIMMTRAK in France, which has historically been subject to negotiation, and the initial price of tebentafusp and KIMMTRAK until we completed price negotiations in France in the year ended December 31, 2025. Analysis of further legislative requirements, sales volumes and the expected benefit of KIMMTRAK to patients in France was also required in the assessment of rebates payable. We applied judgment to assess internal targets, pricing information of other therapies approved for sale in France, information obtained from price negotiations of KIMMTRAK in other countries, and information connected with KIMMTRAK’s safety profile when forming our estimated rebate deduction from revenue. For other European markets where the price is open to negotiation, judgments are made in line with expected pricing outcomes.
Our total accrued revenue deductions as of March 31, 2026 were $144.5 million, including amounts of $8.8 million for the critical estimates subject to greater estimation uncertainty and judgments described above. These amounts are included within Accrued expenses and other current liabilities and Accrued expenses, non-current in the Condensed Consolidated Balance Sheet as of March 31, 2026.
A 20% increase or decrease in estimates of expected rebate and chargeback percentages for amounts payable to governments or government agencies for the critical estimates described above would have resulted in a $1.8 million reduction or increase in Revenue from sale of therapies, net reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2026. We believe our expected values of accruals reported in the Condensed Consolidated Balance Sheet are materially appropriate; however, due to the uncertainties and judgments outlined above, it is possible eventual amounts could significantly differ to these estimates.
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
Our cash and cash equivalents were $452.7 million and $467.7 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, 78% of our cash and cash equivalents were held by our U.K. operating subsidiary, of which 47% were denominated in U.S. dollars, 39% were denominated in pounds sterling and 14% were denominated in euros. All of our marketable securities were held by our U.K. parent company and were denominated in U.S. dollars. The remainder of our cash and cash equivalents are held across our other subsidiaries and denominated in a mix of operating currencies. Changes in exchange rates had an impact on U.S. dollar cash and cash equivalents balances held by our main operating subsidiary in the United Kingdom, which resulted in foreign exchange gains in the three months ended March 31, 2026 and 2025. These gains were partially offset by foreign exchange losses primarily on intercompany loans in the three months ended March 31, 2026. Further movements in exchange rates or returns to previous exchange rate levels have caused, and may continue to cause, material fluctuations or equivalent losses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
A five percentage point increase in exchange rates would reduce the carrying value of net financial assets and liabilities held in foreign currencies as of March 31, 2026 by $6.4 million and as of December 31, 2025 by $6.5 million. A five percentage point decrease in exchange rates would increase the carrying value of net financial assets and liabilities held in foreign currencies as of March 31, 2026 by $6.4 million and as of December 31, 2025 by $6.5 million.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Total Ordinary Shares to be Sold(3)	Expiration Date
David Berman EVP, Research and Development	Termination	February 28, 2026	X		471,790	November 20, 2026

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

IMMUNOCORE HOLDINGS PLC

Date:	May 6, 2026	By:	/s/ Bahija Jallal
			Name:	Bahija Jallal, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	May 6, 2026	By:	/s/ Travis Coy
			Name:	Travis Coy
			Title:	Chief Financial Officer
(Principal Financial Officer)