Form 10-Q
period 2026-06-30
Immunocore Holdings plc
filed 2026-08-06
CIK 1671927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, the registrant had 51,498,617 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, par value £0.002.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
Immunocore Holdings plc
Condensed Consolidated Balance Sheets
(Unaudited) (In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$484,920	$467,709
Marketable securities	395,291	396,444
Accounts receivable, net	95,350	73,977
Prepaid expenses and other current assets	67,692	51,870
Inventory, net	7,791	6,742
Total current assets	1,051,044	996,742
Property and equipment, net	12,863	11,462
Operating lease right of use assets, net	37,020	38,783
Other non-current assets	18,495	20,282
Total assets	$1,119,422	$1,067,269
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$26,319	$24,364
Accrued expenses and other current liabilities	206,400	219,744
Deferred revenue, current	573	583
Operating lease liabilities, current	1,906	2,006
Total current liabilities	235,198	246,697
Accrued expenses, non-current	26,883	—
Deferred revenue, non-current	4,490	4,858
Operating lease liabilities, non-current	38,847	41,556
Interest-bearing loans and borrowings	394,206	393,125
Total liabilities	699,624	686,236
Commitments and contingencies (Note 10)

Shareholders’ equity
Ordinary shares (voting), £0.002 par value, most recent authority to allot up to a maximum nominal value of £149,303 and £149,633 shares as of June 30, 2026 and December 31, 2025, respectively, and 51,480,159 and 50,689,271 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	138	136
Deferred shares, £0.0001 par value, 5,793,501 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025.	1	1
Additional paid-in capital	1,273,101	1,240,255
Accumulated deficit	(819,112)	(831,275)
Accumulated other comprehensive loss	(34,330)	(28,084)
Total shareholders' equity	419,798	381,033
Total liabilities and shareholders' equity	$1,119,422	$1,067,269
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited) (In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Revenue from sale of therapies, net	$115,927	$97,964	$222,604	$191,845
Total revenue	115,927	97,964	222,604	191,845
Cost and operating expenses:
Cost of revenue from sale of therapies	(1,088)	(1,040)	(1,522)	(1,871)
Research and development expense	(73,945)	(69,008)	(135,058)	(125,476)
Selling, general and administrative expense	(43,890)	(42,791)	(81,740)	(82,989)
Income (loss) from operations	(2,996)	(14,875)	4,284	(18,491)
Other income (expense):
Interest income	3,582	4,271	7,000	8,447
Interest expense	(3,062)	(3,045)	(6,113)	(6,070)
Foreign currency gain (loss)	(1,108)	(738)	2,741	2,342
Other income, net	3,070	4,693	4,846	10,162
Net income (loss) before income taxes	(514)	(9,694)	12,758	(3,610)
Income tax expense	(294)	(606)	(595)	(1,667)
Net income (loss)	$(808)	$(10,300)	$12,163	$(5,277)
Other comprehensive (loss) income:
Exchange differences on translation of foreign operations	1,043	6,476	(6,246)	7,149
Total comprehensive (loss) income	$235	$(3,824)	$5,917	$1,872

Basic net income (loss) per share	$(0.02)	$(0.20)	$0.24	$(0.11)
Basic weighted-average number of shares outstanding	50,973,830	50,294,205	50,868,252	50,191,018

Diluted net income (loss) per share	$(0.02)	$(0.20)	$0.23	$(0.11)
Diluted weighted-average number of shares outstanding	50,973,830	50,294,205	52,903,203	50,191,018
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2025	50,689,271	$136	5,793,501	$1	$1,240,255	$(831,275)	$(28,084)	$381,033
Net income	—	—	—	—	—	12,971	—	12,971
Other comprehensive loss	—	—	—	—	—	—	(7,289)	(7,289)
Equity plan options exercised and units assigned	142,657	1	—	—	655	—	—	656
Share-based compensation expense	—	—	—	—	6,302	—	—	6,302
As of March 31, 2026	50,831,928	$137	5,793,501	$1	$1,247,212	$(818,304)	$(35,373)	$393,673
Net loss	—	—	—	—	—	(808)	—	(808)
Other comprehensive income	—	—	—	—	—	—	1,043	1,043
Equity plan options exercised and units assigned	648,231	1	—	—	16,485	—	—	16,486
Share-based compensation expense	—	—	—	—	9,404	—	—	9,404
As of June 30, 2026	51,480,159	$138	5,793,501	$1	$1,273,101	$(819,112)	$(34,330)	$419,798

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

Immunocore Holdings plc
Condensed Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$12,163	$(5,277)
Adjustments for:
Share-based compensation expense	15,706	19,522
Depreciation	1,974	1,634
Unrealized foreign exchange gains, net	(2,682)	(607)
Unrealized gains on marketable securities	(4,847)	(10,162)
Non-cash lease expense	1,237	1,114
Other	1,080	1,049
Changes in assets and liabilities:
Increase in accounts receivable	(22,551)	(3,341)
(Increase) decrease in prepayments and other current assets	(16,675)	365
Increase (decrease) in accounts payable	1,171	(3,587)
Increase in accrued expenses	18,698	22,787
Decrease in deferred revenue	(292)	(97)
Decrease in operating lease liabilities	(2,224)	(528)
Decrease in other operating assets	(605)	3,527
Net cash provided by operating activities	2,153	26,399
Cash flows from investing activities
Purchase of marketable securities	—	(30,000)
Proceeds from sale of marketable securities	6,000	10,000
Purchase of property and equipment	(2,567)	(712)
Net cash provided by (used in) investing activities	3,433	(20,712)
Cash flows from financing activities
Proceeds from exercise of share options	17,141	6,221
Net cash provided by financing activities	17,141	6,221
Increase in cash and cash equivalents	22,727	11,908
Net foreign exchange difference on cash held	(5,516)	20,294
Cash and cash equivalents at beginning of period	467,709	455,731
Cash and cash equivalents at end of period	$484,920	$487,933
Supplemental disclosure of cash flow and noncash information
Cash paid for interest	$(5,031)	$(5,031)
Cash paid for income taxes, net of refunds	$(754)	$(1,510)
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Description of business
Immunocore Holdings plc (collectively with its subsidiaries, the “Company”) is a public limited company incorporated in England and Wales and has the following wholly owned subsidiaries: Immunocore Limited, Immunocore LLC, Immunocore Commercial LLC, Immunocore Ireland Limited, Immunocore GmbH, and Immunocore Nominees Limited with operations based primarily in the United Kingdom and United States. The Company is pioneering and delivering transformative immunomodulating medicines to radically improve outcomes for patients with cancer, infectious diseases, and autoimmune diseases. Leveraging its proprietary, flexible, off-the-shelf ImmTAX platform, the Company’s pipeline includes clinical and preclinical programs in oncology, infectious diseases, and autoimmune diseases.
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
The accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present a fair statement of the financial position, results of operations, and cash flows for the interim periods reported. In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.
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
As of June 30, 2026 and December 31, 2025, the Company held $361.6 million and $366.8 million, respectively, of money market funds required to be measured at fair value on a recurring basis within cash and cash equivalents. In addition, as of June 30, 2026 and December 31, 2025, the Company held $395.3 million and $396.4 million of marketable securities, respectively. The Company recorded unrealized gains of $4.8 million for the six months ended June 30, 2026 and $10.2 million for the six months ended June 30, 2025, respectively, on these marketable securities. The fair value of these cash equivalents and marketable securities is based on quoted prices from active markets (Level 1 inputs). Other financial instruments, although not recorded at fair value on a recurring basis, include cash, accounts receivable, accounts payable and debt obligations.
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

Significant accounting policies
The significant accounting policies used in the preparation of these condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 are consistent with those disclosed in Note 2. "Summary of Significant Accounting Policies" in the audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report.

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
3. Revenue
During the three and six months ended June 30, 2026, the Company recognized $115.9 million and $222.6 million, respectively (2025: $98.0 million and $191.8 million, respectively), of net revenue from sale of therapies relating to the sale of KIMMTRAK primarily in the United States and Europe after estimated deductions for rebates, chargebacks and returns, which are recognized in Accrued expenses and other current liabilities and Accrued expenses, non-current, as set out in the Company’s accounting policies included in the Annual Report.
Revenue from sale of therapies, net is presented by country / region based on the location of the end customer below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$74,937	$64,087	$142,375	$120,694
Europe	34,124	33,042	68,537	65,846
International	6,866	835	11,692	5,305
Revenue from sale of therapies, net	$115,927	$97,964	$222,604	$191,845

Revenue from sale of therapies, net for the three and six months ended June 30, 2026 included $11.8 million and $21.1 million, respectively (2025: $5.2 million and $12.6 million, respectively), of partnered revenue pursuant to the Company's separate agreements with Medison Pharma Ltd. ("Medison") and Er-Kim Pharmaceuticals Bulgaria EOOD. Revenue from these agreements is allocated between the Company's European and International markets.
Accounts receivable from contracts with customers
Accounts receivable as of June 30, 2026 and December 31, 2025 were $95.4 million and $74.0 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of June 30, 2026 and December 31, 2025 were immaterial.
Accruals for rebates, chargebacks and returns
Current and non-current accruals for rebates, chargebacks and returns as of June 30, 2026 were as follows (in thousands):

	Rebates	Chargebacks	Returns	Total
As of December 31, 2025	$129,531	$2,682	$567	$132,780
Provisions recorded in the period	51,020	22,220	1,137	74,377
Credits and payments made	(23,872)	(21,155)	(448)	(45,475)
As of June 30, 2026	$156,679	$3,747	$1,256	$161,682

Included in the above are non-current accruals for rebates, chargebacks and returns of $26.2 million and $0.0 million as of June 30, 2026 and December 31, 2025, respectively, as these amounts are not required to be paid in the twelve months from the balance sheet date.
Deferred revenue
Current and non-current deferred revenue as of June 30, 2026 and December 31, 2025 relates to a revised distribution agreement with Medison entered into in November 2022. Under the revised agreement, the Company received a non-refundable payment of $5.0 million in exchange for granting Medison exclusive distribution rights in South America. The Company has determined that the deferred revenue relates to the Company’s single, combined performance obligation to supply KIMMTRAK to Medison and to grant Medison the exclusive right to distribute KIMMTRAK in South America. The revenue will be recognized on a straight-line basis over the term of the contract of 10 years from the date of the first commercial sale in the territory. Following the first commercial sale in the territory during the three months ended June 30, 2025, the Company began recognizing this revenue within net revenue from sale of therapies and consequently the Company classifies the portion of deferred revenue expected to be recognized over the next twelve months as current.
4. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Rebates, chargebacks and returns	$135,461	$132,780
Clinical accruals	36,674	40,945
Employee related expenses	9,132	16,542
Contract manufacturing	9,622	17,143
Interest accruals	4,193	4,193
Commercial services	3,123	2,349
Other accruals	8,195	5,792
	$206,400	$219,744
See Note 3. “Revenue” for a breakdown of rebates, chargebacks and returns.
Clinical accruals primarily represent unbilled work undertaken by contract research organizations as part of the advancement of the Company's clinical programs.

5. Interest-bearing loans and borrowings
Interest-bearing loans and borrowings consisted of the following as of June 30, 2026 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(8,294)	$394,206	$370,179	Level 2

Interest-bearing loans and borrowings consisted of the following as of December 31, 2025 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(9,375)	$393,125	$363,538	Level 2

See Note 7 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of the terms of the Notes. No material changes have occurred since that date.

Interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Convertible senior notes
Coupon interest	$2,515	$2,515	$5,031	$5,031
Amortization of debt issuance costs	547	530	1,082	1,039
Total interest expense	$3,062	$3,045	$6,113	$6,070

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
6. Share-based compensation
The following table shows the total share-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,815	$2,318	$5,387	$4,499
Selling, general and administrative	$6,589	$7,715	$10,319	$15,023

Equity Incentive Plan
Under the Company’s Equity Incentive Plan ("EIP"), the Company may grant market value options, share appreciation rights or restricted shares, restricted share units ("RSUs"), performance share units and other share-based awards to the Company’s employees. The Company’s board members and consultants are eligible to receive awards under the Company’s non-employee sub-plan to the EIP. Awards may be granted at such times as the Company may determine, but will generally be granted annually following the end of the financial year. Awards vest at such times and as specified in the award agreement, typically being over a four-year period, although the Company retains the discretion to provide for other vesting schedules. If the participant violates the non-competition, non-solicitation, confidentiality or other similar restrictive covenant provisions of any employment contract, the right of the participant to receive these shares on vesting shall terminate immediately. The Company maintains discretion over the type and terms of equity awards granted. Share options lapse on the tenth anniversary from the date of grant, and they are not subject to performance conditions or entitled to dividends. As of June 30, 2026, the Company has reserved 6,947,060 authorized shares for future issuance under the EIP.
Share option activity
The number and weighted average exercise prices of share options were as follows:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	10,374,316	$31.34	5.9 years	$87,338
Awards granted	1,577,804	32.00
Awards exercised	(675,565)	25.33
Awards forfeited	(290,517)	44.12
Awards expired	(61,325)	46.18
Outstanding as of June 30, 2026	10,924,713	$31.38	5.8 years	$58,410
Exercisable as of June 30, 2026	7,987,179	$29.61	4.7 years	$55,856
As of June 30, 2026, total unrecognized compensation expense related to share options granted but not vested was $27.8 million, which the Company expects to recognize over a remaining weighted-average period of 1.7 years.
Awards granted in the three and six months ended June 30, 2026 and 2025 have been valued using the Black-Scholes option pricing model. The assumptions used in the models for share options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share price at grant date	$28.52 - $30.31	$28.63 - $29.06	$28.52 - $34.71	$28.63 - $29.60
Exercise price	$28.52 - $30.31	$28.63 - $29.06	$28.52 - $34.71	$28.63 - $29.60
Expected volatility	50.49% - 51.63%	52.92% - 53.65%	50.49% - 53.52%	52.92% - 55.78%
Expected life	5.5 years	5.5 years	5.5 years	5.5 years
Risk free rate	4.02% - 4.21%	3.94% - 4.12%	3.68% - 4.21%	3.94% - 4.41%
Fair value	$14.55 - $15.61	$15.11 - $15.27	$14.55 - $17.62	$15.11 - $16.21
Restricted share unit activity
In February 2025, the Company introduced RSU awards that vest over a four-year service period with 25% on each anniversary of the grant date. An RSU award represents the right to receive one of the Company’s American Depositary Shares ("ADSs") upon vesting of the RSU. The fair value of each RSU award is based on the closing price of the ADSs on Nasdaq on the date of grant.

The number and weighted average fair value of RSU awards were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2025	496,156	$29.88
Awards granted	572,002	32.41
Awards vested	(115,323)	29.59
Awards forfeited	(74,366)	30.22
Unvested and outstanding as of June 30, 2026	878,469	$31.54
As of June 30, 2026, total unrecognized compensation expense related to RSU awards granted but not vested was $17.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.1 years.
7. Basic and diluted net (loss) income per share
Basic and diluted net (loss) income per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(808)	$(10,300)	$12,163	$(5,277)
Basic weighted-average number of shares outstanding	50,973,830	50,294,205	50,868,252	50,191,018
Adjustment for share options and RSUs with dilutive effect	—	—	2,034,951	—
Diluted weighted-average number of shares outstanding	50,973,830	50,294,205	52,903,203	50,191,018
Basic net (loss) income per share	$(0.02)	$(0.20)	$0.24	$(0.11)
Diluted net (loss) income per share	$(0.02)	$(0.20)	$0.23	$(0.11)
For the three months ended June 30, 2026, due to the Company's net loss position, 11,803,182 potentially dilutive shares related to outstanding share options and RSUs have been excluded from the calculation of diluted net loss per share, as their effect was anti-dilutive. For the six months ended June 30, 2026, due to the Company's net income position, 2,034,951 dilutive shares related to these instruments were included in the calculation of diluted net income per share, while an additional 4,613,598 potentially dilutive shares were excluded from the calculation, as their effect was anti-dilutive.
For the three and six months ended June 30, 2025, due to the Company's net loss position, 11,220,642 potentially dilutive shares related to share options and RSUs were excluded from the calculation for diluted net loss per share, as their effect was anti-dilutive.

For the three and six months ended June 30, 2026, shares issuable upon the potential conversion of all of the Notes were excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect.
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

The Company’s consolidated estimated effective tax rate for the three and six months ended June 30, 2026 was (57.2)% and 4.7%, respectively. The change in effective tax rate for the three months ended June 30, 2026, as compared to the six months ended June 30, 2026, is driven by a loss before tax of $0.5 million in contrast to a profit before tax of $12.8 million for the three and six months ended June 30, 2026 respectively. During the three and six months ended June 30, 2026, the Company recorded a tax expense of $0.3 million and $0.6 million, respectively (June 30, 2025: tax expense of $0.6 million and $1.7 million, respectively). For the three and six months ended June 30, 2026, the Company excluded the United Kingdom and the United States from the calculation of the annual estimated tax rate as the Company anticipates an ordinary loss in these jurisdictions for which the tax benefit cannot be recognized.

The Company benefits from the U.K. large company Research & Development Expenditure Credit ("RDEC") regime which can generate a cash rebate of up to 15% of qualifying research and development expenditures incurred after April 1, 2023. Tax credits receivable under the RDEC regime are recorded "above the line" as a reduction from research and development expenses.
No deferred tax assets have been recognized as of June 30, 2026 and December 31, 2025. The majority of the Company’s deferred tax assets relate to net operating loss and R&D carryforwards that can only be realized if the Company is profitable in future periods. Accordingly, the Company has provided a valuation allowance against a substantial amount of the net deferred tax assets due to uncertainties as to their ultimate realization.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$115,927	$97,964	$222,604	$191,845
Less:
Cost of revenue from sale of therapies	(1,088)	(1,040)	(1,522)	(1,871)
External research and development (R&D) expenses:
PRAME programs	(20,091)	(20,678)	(41,305)	(37,983)
Tebentafusp programs	(11,863)	(10,417)	(20,102)	(18,407)
Infectious disease programs	(525)	(1,325)	(1,371)	(2,730)
All other external clinical and preclinical costs	(16,352)	(15,253)	(24,845)	(26,484)
Total external R&D expenses	(48,831)	(47,673)	(87,623)	(85,604)
R&D salaries and other employee-related costs	(14,258)	(12,907)	(28,398)	(23,950)
Selling, general and administrative (SG&A) salaries and other employee-related costs	(13,906)	(12,827)	(26,996)	(25,045)
Other SG&A expenses	(23,347)	(22,249)	(44,412)	(42,921)
Other segment (expense) income, net (a)	(15,305)	(11,568)	(21,490)	(17,731)
Segment and consolidated net (loss) income	$(808)	$(10,300)	$12,163	$(5,277)

(a) Other segment expenses, net includes other internal R&D expenses, share-based compensation expense, R&D tax credits, interest income, interest expense, foreign currency gain, other income, net and income tax expense (benefit).

10. Commitments and contingencies
Lease commitments
The maturities of operating lease liabilities as of June 30, 2026 were as follows (in thousands):

Remainder of 2026	$3,261
2027	5,866
2028	5,553
2029	5,285
2030 and thereafter	49,712
Total lease payments	69,677
Less imputed interest	(28,924)
Present value of operating lease liabilities	$40,753
Future lease commitments - leases not yet commenced	$2,973

Future lease commitments - leases not yet commenced
The Company has entered into a non-cancellable lease agreement for premises that will commence in 2028 and end in 2031, with total future minimum lease payments of $3.0 million. This amount is not included in the present value of operating lease liabilities above as the lease had not commenced as of June 30, 2026.
Manufacturing commitments
The Company enters into a number of manufacturing commitments for the future purchase of materials and contract manufacturing services. While the majority of such contracts can be cancelled on reasonable notice, due to the significant ongoing expenditure associated with the Company’s programs, the Company estimates it has noncancellable commitments in relation to the development and supply of product candidates totaling $18.3 million, the majority of which are estimated to be paid within twelve months from the balance sheet date.

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
Other agreements
The Company has also entered into collaboration and license agreements which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones, as well as potential future royalty and other payments. These future milestone payments are contingent upon future events that are not considered probable of achievement as of June 30, 2026. As of June 30, 2026, the Company was unable to estimate the timing or likelihood of achieving these milestones, due to the early stage of development.

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

In 2022, we received approval for our lead product, KIMMTRAK (tebentafusp), for the treatment of unresectable or metastatic uveal melanoma ("mUM") from the FDA, the European Commission, and other health authorities. KIMMTRAK is now approved in 39 countries and we have commercially launched KIMMTRAK in over 30 countries, including the United States, Germany and France, among other territories.
KIMMTRAK is the lead product from our ImmTAX platform and was the first approved therapy in mUM. To date, we have treated over 5,000 cancer patients with KIMMTRAK, and our other ImmTAX product candidates, which we believe is the largest clinical data set of any T cell engager bispecific in solid tumors and any TCR therapeutic. Our clinical programs are being conducted with patients with a broad range of cancers including melanoma, ovarian, lung, and colorectal, among others. We believe that these tumor types have large addressable patient populations and significant unmet need. We are progressing three late-stage clinical programs within our ImmTAC® portfolio, including KIMMTRAK and PRAME-targeted brenetafusp.
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
We have incurred significant operating losses and expect to continue to incur significant expenses and operating losses for the near future. We had net income of $12.2 million and a net loss of $5.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, our accumulated deficit was $819.1 million. Despite the net income result for the six months ended June 30, 2026, we expect to continue to incur significant and increasing expenses and to incur operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

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
Recent Developments

Enrollment in the registrational Phase 3 TEBE-AM trial, evaluating tebentafusp as monotherapy and in combination with pembrolizumab, versus a control arm in patients with previously treated advanced cutaneous melanoma, is nearing the target of 540 patients, with topline data that could come as early as the end of 2026.

During the 2026 American Society of Clinical Oncology Meeting in May, we presented two posters:

1) "Phase 1 evaluation of the PRAME‑targeted ImmTAC brenetafusp in advanced melanoma": The data showed improved clinical activity of brenetafusp monotherapy, in heavily-pretreated advanced melanoma, with an overall response rate (ORR) of 17% and a disease control rate (DCR) of 67%, in the 160 mcg vs 40 mcg cohort, despite patients on the 160 mcg dose having less favorable prognostic factors. These data support the selected dose for the ongoing Phase 3 PRISM-MEL-301 trial in first-line advanced melanoma. Median OS for brenetafusp monotherapy of 14.3 months is similar to other Ph1/2 trials of combination therapies in heavily pre-treated patients with advanced melanoma, including studies with autologous cell therapies. Brenetafusp in combination with pembrolizumab (n=6) demonstrated promising clinical activity with ORR of 33% and DCR 67% in patients with PD1 primary resistance (defined as progressive disease within 6 months of starting first PD1-based regimen). Brenetafusp was generally well tolerated as monotherapy and in combination with pembrolizumab.

2) "Effect of IL7 on ImmTAC-mediated killing by T cells in vitro and T-cell fitness in patients": Building on previously disclosed data regarding the importance of T cell fitness for the efficacy of ImmTAC molecules, the new data demonstrated the anti-tumor activity of these therapies may increase when combined with IL7 in vitro.

The European Organisation for Research and Treatment of Cancer (EORTC) is now enrolling patients in the United States for the Phase 3 Adjuvant Trial in Ocular Melanoma (ATOM).

In July 2026, we presented translational data, at the International AIDS Society meeting in Rio de Janeiro, from the Phase 1/2 trial demonstrating that IMC-M113V induces robust type I and II interferon-associated immune programs, with stronger induction in participants who maintained viral control after treatment interruption. The data also showed that, in addition to previously demonstrated direct killing of HIV-infected cells, IMC-M113V redirection of T cells results in induction of a robust interferon-associated immune program that may contribute to post-rebound viral control. The Company completed enrollment of additional patients at higher dose cohorts, up to 1200 mcg, as part of the multiple ascending dose (MAD) part of the Phase 1/2 trial. Analysis of the new data is ongoing with results planned to be shared early next year.

Clinical trial sites for the Phase 1 trial with IMC-S118AI are open and the Company expects the first type 1 diabetes patient to be dosed in the coming weeks.

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

Research and development tax credits
As a company that carries out extensive R&D activities, we benefit from the U.K. R&D tax regime. For the periods ended June 30, 2026 and 2025, we claimed credits under the Research and Development Expenditure Credit ("RDEC") program and these credits are presented as a reduction to R&D expenses.
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
Foreign currency (losses) gains
Foreign currency (losses) gains arise on a variety of items, including on U.S. dollar monetary assets and liabilities held by our main operating subsidiary in the United Kingdom, including cash and cash equivalents.
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
Unsurrendered tax losses are carried forward to be offset against future taxable profits. After accounting for tax credits receivable, there were accumulated tax losses available for carry forward in the United Kingdom and United States of $600.5 million and $90.1 million, respectively, as of June 30, 2026. A full valuation allowance is recognized in respect of accumulated tax losses and other temporary differences in the United Kingdom and United States because future profits are not sufficiently certain.

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
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue
The following table summarizes our total revenue (in thousands):

	Three Months Ended June 30,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
Revenue from sale of therapies, net	$115,927	$97,964	$17,963	18.3%
Total revenue	$115,927	$97,964	$17,963	18.3%

Revenue from sale of therapies, net
Revenue from sale of therapies, net is presented by country / region based on location of the end customer in the table below (in thousands):

	Three Months Ended June 30,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
United States	$74,937	$64,087	$10,850	16.9%
Europe	34,124	33,042	1,082	3.3%
International	6,866	835	6,031	722.3%
Revenue from sale of therapies, net	$115,927	$97,964	$17,963	18.3%
For the three months ended June 30, 2026, we generated net revenue from sale of therapies of $115.9 million due to the sale of KIMMTRAK, of which $74.9 million was in the United States, $34.1 million in Europe and $6.9 million in International. Revenue from sale of therapies, net increased in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to increased volumes in the United States and International regions.

R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Three Months Ended June 30,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$20,091	$20,678	$(587)	(2.8)%
Tebentafusp programs	11,863	10,417	1,446	13.9%
Infectious disease programs	525	1,325	(800)	(60.4)%
All other external clinical and preclinical costs	16,352	15,253	1,099	7.2%
Total external R&D expenses	48,831	47,673	1,158	2.4%
Internal R&D expenses:
Salaries and other employee-related costs	14,258	12,907	1,351	10.5%
Share-based compensation expense	2,815	2,318	497	21.4%
All other internal R&D costs	10,014	8,326	1,688	20.3%
U.K. R&D tax credits	(1,973)	(2,216)	243	(11.0)%
Total internal R&D expenses	25,114	21,335	3,779	17.7%
Total R&D expenses	$73,945	$69,008	$4,937	7.2%
For the three months ended June 30, 2026, our R&D expenses were $73.9 million, compared to $69.0 million for the three months ended June 30, 2025.
For the three months ended June 30, 2026, our external R&D expenses increased by $1.2 million primarily due to an increase of $1.4 million in expenses incurred for our tebentafusp programs and driven by progress of our TEBE-AM and ATOM clinical trials. These increases were partially offset by a net decrease of $0.6 million in expenses incurred for our PRAME programs, primarily driven by lower costs due to decreased patient enrollment on PRAME-101 and the timing of manufacturing activities, partially offset by higher costs associated with enrollment in our PRISM-MEL-301 Phase 3 clinical trial.
For the three months ended June 30, 2026, our internal R&D expenses increased by $3.8 million primarily due to increases in all other internal R&D costs and salaries and other employee-related costs in accordance with the advancement of our clinical and preclinical programs.

SG&A Expenses
For the three months ended June 30, 2026, our SG&A expenses were $43.9 million, compared to $42.8 million for the three months ended June 30, 2025, reflecting an increase of $1.1 million. This net increase was primarily due to costs related to business support functions to support our growing pipeline and global commercial expansion.
Interest Income and Interest Expense
For the three months ended June 30, 2026, interest income was $3.6 million, compared to $4.3 million for the three months ended June 30, 2025. This decrease of $0.7 million was due to lower interest rates earned on our money market funds. For the three months ended June 30, 2026, interest expense on our convertible senior notes was $3.1 million, compared to $3.0 million for the three months ended June 30, 2025.
Foreign Currency (Loss) Gain
For the three months ended June 30, 2026, foreign currency loss was $1.1 million, compared to $0.7 million for the three months ended June 30, 2025. This increased loss of $0.4 million reflects more adverse exchange rate movements of the U.S. dollar against the pound sterling and the euro when comparing the three months ended June 30, 2026 with the three months ended June 30, 2025.

Other Income, Net
For the three months ended June 30, 2026, other income, net was $3.1 million, compared to $4.7 million for the three months ended June 30, 2025. This decrease was due to lower unrealized gains due to less favorable interest rates impacting our marketable securities in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Income Tax Expense
For the three months ended June 30, 2026, the income tax expense was $0.3 million, compared to $0.6 million for the three months ended June 30, 2025. This change was primarily the result of lower forecasted taxable income in the United States jurisdiction for 2026 compared to 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue
The following table summarizes our total revenue (in thousands):

	Six Months Ended June 30,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
Revenue from sale of therapies, net	$222,604	$191,845	$30,759	16.0%
Total revenue	$222,604	$191,845	$30,759	16.0%
Revenue from sale of therapies, net

Revenue from sale of therapies, net is presented by country / region based on location of the end customer below (in thousands).

	Six Months Ended June 30,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
United States	$142,375	$120,694	$21,681	18.0%
Europe	68,537	65,846	2,691	4.1%
International	11,692	5,305	6,387	120.4%
Revenue from sale of therapies, net	$222,604	$191,845	$30,759	16.0%
For the six months ended June 30, 2026, we generated revenue from sale of therapies, net of $222.6 million, due to the sale of KIMMTRAK, of which $142.4 million was in the United States, $68.5 million in Europe and $11.7 million in International. Revenue from sale of therapies, net increased in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to increased volumes in the United States and International regions.

R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Six Months Ended June 30,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$41,305	$37,983	$3,322	8.7%
Tebentafusp programs	20,102	18,407	1,695	9.2%
Infectious disease programs	1,371	2,730	(1,359)	(49.8)%
All other external clinical and preclinical costs	24,845	26,484	(1,639)	(6.2)%
Total external R&D expenses	87,623	85,604	2,019	2.4%
Internal R&D expenses:
Salaries and other employee-related costs	28,398	23,950	4,448	18.6%
Share-based compensation expense	5,387	4,499	888	19.7%
All other internal R&D costs	17,609	15,725	1,884	12.0%
U.K. R&D tax credits	(3,959)	(4,302)	343	(8.0)%
Total internal R&D expenses	47,435	39,872	7,563	19.0%
Total R&D expenses	$135,058	$125,476	$9,582	7.6%
For the six months ended June 30, 2026, our R&D expenses were $135.1 million, compared to $125.5 million for the six months ended June 30, 2025.

For the six months ended June 30, 2026, our external R&D expenses increased by $2.0 million primarily due to an increase of $3.3 million in expenses incurred for our PRAME programs associated with continued enrollment in our PRISM-MEL-301 Phase 3 clinical trial partially offset by lower costs following decreased patient enrollment in the PRAME-101 Phase 1/2 clinical trial. This increase was partially offset by a net decrease of $1.6 million in all other external clinical and preclinical costs primarily due to the timing of third-party costs associated with our earlier stage programs, including our autoimmune programs.
For the six months ended June 30, 2026, our internal R&D expenses increased by $7.6 million primarily due to an increase in salaries and other employee-related costs and all other internal R&D costs in accordance with the advancement of our clinical and preclinical programs.

SG&A Expenses
For the six months ended June 30, 2026, our SG&A expenses were $81.7 million, compared to $83.0 million for the six months ended June 30, 2025, reflecting a decrease of $1.3 million. The decrease was primarily due to lower internal costs following increases in share-based compensation forfeitures, partially offset by increased costs related to business support functions to support our growing pipeline and global commercial expansion.
Interest Income and Interest Expense
For the six months ended June 30, 2026, interest income was $7.0 million compared to $8.4 million for the six months ended June 30, 2025. This decrease of $1.4 million was due to lower interest rates earned on our money market funds in the six months ended June 30, 2026. For the six months ended June 30, 2026, interest expense on our convertible senior notes was $6.1 million compared to $6.1 million for the six months ended June 30, 2025.
Foreign Currency Gain
For the six months ended June 30, 2026, foreign currency gain was $2.7 million compared to $2.3 million for the six months ended June 30, 2025. This increase of $0.4 million reflects more favorable exchange rate movements mainly of the U.S. dollar against the pound sterling and the euro in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Other Income, Net
For the six months ended June 30, 2026, other income, net was $4.8 million compared to $10.2 million for the six months ended June 30, 2025. This decrease was due to lower unrealized gains due to less favorable interest rates impacting our marketable securities in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Income Tax (Expense) Benefit
For the six months ended June 30, 2026, the income tax expense was $0.6 million compared to $1.7 million for the six months ended June 30, 2025. This change was primarily the result of lower forecasted taxable income in the United States jurisdiction for 2026 compared to 2025.
Liquidity and Capital Resources
Sources of Liquidity

Although we have recorded revenue from the sale of therapies and a net income result for the six months ended June 30, 2026, we expect to continue to incur significant and increasing expenses, cumulative negative cash flows from our operations and operating losses for the foreseeable future. We have an accumulated deficit of $819.1 million as of June 30, 2026.
Since our inception, we have funded our operations primarily with proceeds from sales of equity securities, revenue from sale of therapies, debt financings and historical payments from collaboration partners. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $484.9 million and $467.7 million, respectively, and marketable securities of $395.3 million and $396.4 million, respectively. Our working capital was $815.8 million as of June 30, 2026, compared to $750.0 million as of December 31, 2025.
In September 2022, we entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may issue and sell ADSs, each representing one ordinary share, having an aggregate offering price of up to $250 million, from time to time, in one or more at-the-market offerings, for which Jefferies will act as sales agent and/or principal. The at-the-market facility has been registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3ASR (File No. 333-278120). As of June 30, 2026, no issuances or sales have been made pursuant to the Sales Agreement.
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
Other than the above mentioned indebtedness, our lease obligations and supplier purchase commitments in the normal course of business, we currently have no other ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.
Cash Flows
The following table summarizes the primary sources and uses of cash and cash equivalents for each period presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents at beginning of period	$467,709	$455,731
Net cash provided by operating activities	2,153	26,399
Net cash provided by (used in) investing activities	3,433	(20,712)
Net cash provided by financing activities	17,141	6,221
Net foreign exchange difference on cash held	(5,516)	20,294
Cash and cash equivalents at end of period	$484,920	$487,933

Net cash provided by operating activities was $2.2 million for the six months ended June 30, 2026, compared to net cash provided by operating activities of $26.4 million for the six months ended June 30, 2025. This change of $24.2 million was primarily driven by increases in accounts receivable and prepaid expenses working capital movements, reflecting the timing of payments, partially offset by increases in accounts payable and accrued expenses working capital movements.
Net cash provided by investing activities was $3.4 million for the six months ended June 30, 2026, compared to net cash used by investing activities of $20.7 million for the six months ended June 30, 2025. The increase of $24.1 million is predominantly due to the purchase of marketable securities in 2025, lower proceeds from the sale of marketable securities and higher purchases of property and equipment in the six months ended June 30, 2026 compared to the same period in 2025.
Net cash provided by our financing activities during the six months ended June 30, 2026 was $17.1 million compared to $6.2 million for the six months ended June 30, 2025. The net cash provided by financing activities in both periods was related to the exercise of share options.
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
•change or add additional suppliers;
•add additional infrastructure to our quality control, quality assurance, legal, compliance, IT and other groups to support our operations and initiatives as we progress product candidates toward commercialization;
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

We held cash and cash equivalents of $484.9 million and marketable securities of $395.3 million as of June 30, 2026. Based on our current operating plans, we expect that our existing cash and cash equivalents and marketable securities balances, along with anticipated revenue from KIMMTRAK, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report. Given our need for additional financing to support the long-term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.
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
Contractual Obligations
Leases and manufacturing
As part of our ongoing operations, we have material contractual lease obligations over expected lease terms of several years and expiry dates extending to 2043 primarily for our most significant facilities in the United Kingdom. These obligations and potential obligations could result in payments of up to $72.7 million. The majority of such payments represent longer-term commitments as outlined in the notes to our condensed consolidated financial statements. The lease agreements are cancellable assuming certain conditions are met prior to expiry. We expect to continue to incur expenses for such leases for the foreseeable future. As we continue to grow, launch further products or expand our operations in other countries, we may determine that it is necessary to enter into further lease agreements, which would increase our cash outflows. Further obligations or commitments in the near term relate to our capital expenditure requirements for the purpose of improving our leased facilities. If we continue to grow, such commitments may become significant in value.
We have a number of existing manufacturing obligations, some of which relate to the manufacture of KIMMTRAK. We have similar obligations related to our earlier stage programs. These obligations and potential obligations could result in payments of up to $18.3 million, and are expected to increase as we continue to advance our pipeline in 2026 and beyond. While we have already incurred costs for commercial launches of KIMMTRAK in the United States, Europe and other territories, additional manufacturing obligations may arise in future in relation to product sales in these territories. We have also entered into third-party agreements relating to marketing and distribution of KIMMTRAK. The majority of such obligations have standard payment terms, and our level of non-cancellable commitments with such parties is not considered material. To meet demand, we may amend or enter into further agreements with CMOs or other parties which could cause our cash requirements to increase. While receipts from the sale of KIMMTRAK or other future products may fund our ongoing manufacturing and sales efforts, there can be no assurance that we will earn such revenues. In the longer term, if we receive regulatory approval for our other product candidates, we would expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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
Critical Accounting Estimates
Our condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, respectively, have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the value of assets and liabilities—as well as contingent assets and liabilities—as reported on the balance sheet date, and revenues and expenses arising during the fiscal period.
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
Our total accrued revenue deductions as of June 30, 2026 were $161.7 million, including amounts of $13.2 million for the critical estimates subject to greater estimation uncertainty and judgments described above. These amounts are included within Accrued expenses and other current liabilities and Accrued expenses, non-current in the Condensed Consolidated Balance Sheets as of June 30, 2026. In the second half of 2026, we expect to pay approximately $120.0 million related to accrued revenue deductions.
A 20% increase or decrease in estimates of expected rebate and chargeback percentages for amounts payable to governments or government agencies for the critical estimates described above would have resulted in a $2.7 million reduction or increase in Revenue from sale of therapies, net reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2026. We believe our expected values of accruals reported in the Condensed Consolidated Balance Sheets are materially appropriate; however, due to the uncertainties and judgments outlined above, it is possible eventual amounts could significantly differ to these estimates.
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
Our cash and cash equivalents were $484.9 million and $467.7 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, 73% of our cash and cash equivalents were held by our U.K. operating subsidiary, of which 45% were denominated in U.S. dollars, 39% were denominated in pounds sterling and 16% were denominated in euros. All of our marketable securities were held by our U.K. parent company and were denominated in U.S. dollars. The remainder of our cash and cash equivalents are held across our other subsidiaries and denominated in a mix of operating currencies. Changes in exchange rates had an impact on U.S. dollar cash and cash equivalents balances held by our main operating subsidiary in the United Kingdom, which resulted in foreign exchange gains in the six months ended June 30, 2026 and 2025. These gains were partially offset by foreign exchange losses primarily on intercompany loans in the six months ended June 30, 2026. Further movements in exchange rates or returns to previous exchange rate levels have caused, and may continue to cause, material fluctuations or equivalent losses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
A five percentage point increase in exchange rates would reduce the carrying value of net financial assets and liabilities held in foreign currencies as of June 30, 2026 by $7.2 million and as of December 31, 2025 by $6.5 million. A five percentage point decrease in exchange rates would increase the carrying value of net financial assets and liabilities held in foreign currencies as of June 30, 2026 by $7.2 million and as of December 31, 2025 by $6.5 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Total Ordinary Shares to be Sold(3)	Expiration Date
Siddharth Kaul Non-Executive Director	Adoption	May 15, 2026	X		26,198	May 17, 2027

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

IMMUNOCORE HOLDINGS PLC

Date:	August 6, 2026	By:	/s/ Bahija Jallal
			Name:	Bahija Jallal, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Travis Coy
			Name:	Travis Coy
			Title:	Chief Financial Officer
(Principal Financial Officer)