Form 10-Q
period 2026-09-30
Immunocore Holdings plc
filed 2026-11-06
CIK 1671927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 31, 2026, the registrant had 51,681,376 ordinary shares (including ordinary shares in the form of American Depositary Shares) outstanding, par value £0.002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include, but are not limited to, statements about:
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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
Immunocore Holdings plc
Condensed Consolidated Balance Sheets
(Unaudited) (In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$512,245	$467,709
Marketable securities	389,053	396,444
Accounts receivable, net	88,032	73,977
Prepaid expenses and other current assets	63,636	51,870
Inventory, net	7,467	6,742
Total current assets	1,060,433	996,742
Property and equipment, net	14,053	11,462
Operating lease right of use assets, net	36,272	38,783
Other non-current assets	18,481	20,282
Total assets	$1,129,239	$1,067,269
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$21,385	$24,364
Accrued expenses and other current liabilities	205,894	219,744
Deferred revenue, current	573	583
Operating lease liabilities, current	1,767	2,006
Total current liabilities	229,619	246,697
Accrued expenses, non-current	41,600	—
Deferred revenue, non-current	4,344	4,858
Operating lease liabilities, non-current	39,220	41,556
Interest-bearing loans and borrowings	394,750	393,125
Total liabilities	709,533	686,236
Commitments and contingencies (Note 10)

Shareholders’ equity
Ordinary shares (voting and non-voting), £0.002 par value, authority to allot up to a maximum nominal value of £149,303 and £149,633 shares as of September 30, 2026 and December 31, 2025, respectively, and 51,635,820 and 50,689,271 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	139	136
Deferred shares, £0.0001 par value, 5,793,501 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025.	1	1
Additional paid-in capital	1,286,584	1,240,255
Accumulated deficit	(833,334)	(831,275)
Accumulated other comprehensive loss	(33,684)	(28,084)
Total shareholders' equity	419,706	381,033
Total liabilities and shareholders' equity	$1,129,239	$1,067,269
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Revenue from sale of therapies, net	$102,222	$103,693	$324,826	$295,538
Total revenue	102,222	103,693	324,826	295,538
Cost and operating expenses:
Cost of revenue from sale of therapies	(676)	(513)	(2,198)	(2,384)
Research and development expense	(74,703)	(70,572)	(209,761)	(196,048)
Selling, general and administrative expense	(40,452)	(39,779)	(122,192)	(122,768)
Loss from operations	(13,609)	(7,171)	(9,325)	(25,662)
Other income (expense):
Interest income	3,606	4,123	10,606	12,570
Interest expense	(3,059)	(3,043)	(9,172)	(9,113)
Foreign currency gain (loss)	(1,770)	1,333	971	3,675
Other income, net	763	5,062	5,609	15,224
Net (loss) income before income taxes	(14,069)	304	(1,311)	(3,306)
Income tax expense	(153)	(481)	(748)	(2,148)
Net loss	$(14,222)	$(177)	$(2,059)	$(5,454)
Other comprehensive income (loss)
Exchange differences on translation of foreign operations	646	(3,392)	(5,600)	3,757
Total comprehensive loss	$(13,576)	$(3,569)	$(7,659)	$(1,697)

Basic and diluted net loss per share	$(0.28)	$(0.00)	$(0.04)	$(0.11)
Basic and diluted weighted-average number of shares outstanding	51,559,315	50,403,717	51,105,338	50,262,697
The accompanying notes form an integral part of these condensed consolidated financial statements.

Immunocore Holdings plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
As of December 31, 2025	50,689,271	$136	5,793,501	$1	$1,240,255	$(831,275)	$(28,084)	$381,033
Net income	—	—	—	—	—	12,971	—	12,971
Other comprehensive loss	—	—	—	—	—	—	(7,289)	(7,289)
Equity plan options exercised and units assigned	142,657	1	—	—	655	—	—	656
Share-based compensation expense	—	—	—	—	6,302	—	—	6,302
As of March 31, 2026	50,831,928	$137	5,793,501	$1	$1,247,212	$(818,304)	$(35,373)	$393,673
Net loss	—	—	—	—	—	(808)	—	(808)
Other comprehensive income	—	—	—	—	—	—	1,043	1,043
Equity plan options exercised and units assigned	648,231	1	—	—	16,485	—	—	16,486
Share-based compensation expense	—	—	—	—	9,404	—	—	9,404
As of June 30, 2026	51,480,159	$138	5,793,501	$1	$1,273,101	$(819,112)	$(34,330)	$419,798
Net loss	—	—	—	—	—	(14,222)	—	(14,222)
Other comprehensive income	—	—	—	—	—	—	646	646
Equity plan options exercised and units assigned	155,661	1	—	—	3,753	—	—	3,754
Share-based compensation expense	—	—	—	—	9,730	—	—	9,730
As of September 30, 2026	51,635,820	$139	5,793,501	$1	$1,286,584	$(833,334)	$(33,684)	$419,706

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

Immunocore Holdings plc
Condensed Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(2,059)	$(5,454)
Adjustments for:
Share-based compensation expense	25,436	29,359
Depreciation	3,080	2,432
Unrealized foreign exchange gains, net	(1,423)	(10,229)
Unrealized gains on marketable securities	(5,609)	(15,224)
Non-cash lease expense	1,895	1,681
Other	1,620	1,576
Changes in assets and liabilities:
Increase in accounts receivable	(15,803)	(9,330)
Increase in prepayments and other current assets	(12,791)	(5,724)
Decrease in accounts payable	(3,980)	(3,874)
Increase in accrued expenses	34,259	37,920
Decrease in deferred revenue	(436)	(243)
(Decrease) increase in operating lease liabilities	(1,978)	524
Decrease (increase) in other operating assets	32	(1,471)
Net cash provided by operating activities	22,243	21,943
Cash flows from investing activities
Purchase of marketable securities	—	(30,000)
Proceeds from sale of marketable securities	13,000	16,000
Purchase of property and equipment	(4,913)	(1,460)
Net cash provided by (used in) investing activities	8,087	(15,460)
Cash flows from financing activities
Proceeds from exercise of share options	20,896	8,087
Net cash provided by financing activities	20,896	8,087
Increase in cash and cash equivalents	51,226	14,570
Net foreign exchange difference on cash held	(6,690)	28,112
Cash and cash equivalents at beginning of period	467,709	455,731
Cash and cash equivalents at end of period	$512,245	$498,413
Supplemental disclosure of cash flow and noncash information
Cash paid for interest	$(10,063)	$(10,063)
Cash paid for income taxes, net of refunds	$(727)	$(3,585)
Purchases of property and equipment in accounts payable	$887	$216
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
The accompanying condensed consolidated financial statements contain all normal recurring adjustments necessary to present a fair statement of the financial position, results of operations, and cash flows for the interim periods reported. In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any future year or period.
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
As of September 30, 2026 and December 31, 2025, the Company held $455.0 million and $366.8 million, respectively, of money market funds required to be measured at fair value on a recurring basis within cash and cash equivalents. In addition, as of September 30, 2026 and December 31, 2025, the Company held $389.1 million and $396.4 million of marketable securities, respectively. The Company recorded unrealized gains of $5.6 million and $15.2 million for the nine months ended September 30, 2026 and September 30, 2025, respectively, on these marketable securities. The fair value of these cash equivalents and marketable securities is based on quoted prices from active markets (Level 1 inputs). Other financial instruments, although not recorded at fair value on a recurring basis, include cash, accounts receivable, accounts payable and debt obligations.
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

Significant accounting policies
The significant accounting policies used in the preparation of these condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 are consistent with those disclosed in Note 2. "Summary of Significant Accounting Policies" in the audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report.

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
3. Revenue
During the three and nine months ended September 30, 2026, the Company recognized $102.2 million and $324.8 million, respectively (2025: $103.7 million and $295.5 million, respectively), of net revenue from sale of therapies relating to the sale of KIMMTRAK primarily in the United States and Europe after estimated deductions for rebates, chargebacks and returns, which are recognized in Accrued expenses and other current liabilities and Accrued expenses, non-current, as set out in the Company’s accounting policies included in the Annual Report.
Revenue from sale of therapies, net is presented by country / region based on the location of the end customer below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$62,224	$67,300	$204,599	$187,994
Europe	34,923	33,526	103,460	99,372
International	5,075	2,867	16,767	8,172
Revenue from sale of therapies, net	$102,222	$103,693	$324,826	$295,538

Revenue from sale of therapies, net for the three and nine months ended September 30, 2026 included $9.9 million and $30.9 million, respectively (2025: $6.2 million and $18.8 million, respectively), of partnered revenue pursuant to the Company's separate agreements with Medison Pharma Ltd. ("Medison") and Er-Kim Pharmaceuticals Bulgaria EOOD. Revenue from these agreements is allocated between the Company's European and International markets.
Accounts receivable from contracts with customers
Accounts receivable as of September 30, 2026 and December 31, 2025 were $88.0 million and $74.0 million, respectively. An allowance for lifetime expected credit losses on accounts receivable is measured using historical credit loss experience, conditions at the end of each reporting period, and reasonable and supportable forecasts that affect collectability. Expected credit losses as of September 30, 2026 and December 31, 2025 were immaterial.
Accruals for rebates, chargebacks and returns
Current and non-current accruals for rebates, chargebacks and returns as of September 30, 2026 were as follows (in thousands):

	Rebates	Chargebacks	Returns	Total
As of December 31, 2025	$129,531	$2,682	$567	$132,780
Provisions recorded in the period	77,891	33,020	1,600	112,511
Credits and payments made	(34,566)	(32,940)	(1,159)	(68,665)
As of September 30, 2026	$172,856	$2,762	$1,008	$176,626

Included in the above are non-current accruals for rebates, chargebacks and returns of $41.6 million and $0.0 million as of September 30, 2026 and December 31, 2025, respectively, as these amounts are not required to be paid in the twelve months from the balance sheet date.
Deferred revenue
Current and non-current deferred revenue as of September 30, 2026 and December 31, 2025 relates to a revised distribution agreement with Medison entered into in November 2022. Under the revised agreement, the Company received a non-refundable payment of $5.0 million in exchange for granting Medison exclusive distribution rights in South America. The Company has determined that the deferred revenue relates to the Company’s single, combined performance obligation to supply KIMMTRAK to Medison and to grant Medison the exclusive right to distribute KIMMTRAK in South America. The revenue will be recognized on a straight-line basis over the term of the contract of 10 years from the date of the first commercial sale in the territory. Following the first commercial sale in the territory during the three months ended June 30, 2025, the Company began recognizing this revenue within net revenue from sale of therapies and consequently the Company classifies the portion of deferred revenue expected to be recognized over the next twelve months as current.
4. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Rebates, chargebacks and returns	$135,026	$132,780
Clinical accruals	38,494	40,945
Employee related expenses	12,523	16,542
Contract manufacturing	8,170	17,143
Interest accruals	1,677	4,193
Commercial services	2,705	2,349
Other accruals	7,299	5,792
	$205,894	$219,744
See Note 3. “Revenue” for a breakdown of rebates, chargebacks and returns.

Clinical accruals primarily represent unbilled work undertaken by contract research organizations as part of the advancement of the Company's clinical programs.

5. Interest-bearing loans and borrowings
Interest-bearing loans and borrowings consisted of the following as of September 30, 2026 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(7,750)	$394,750	$363,578	Level 2

Interest-bearing loans and borrowings consisted of the following as of December 31, 2025 (in thousands):

				Fair Value
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Amount	Level
Convertible senior notes	$402,500	$(9,375)	$393,125	$363,538	Level 2

See Note 7 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of the terms of the Notes. No material changes have occurred since that date.

Interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Convertible senior notes
Coupon interest	$2,516	$2,516	$7,547	$7,547
Amortization of debt issuance costs	543	527	1,625	1,566
Total interest expense	$3,059	$3,043	$9,172	$9,113

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
6. Share-based compensation
The following table shows the total share-based compensation expense recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,916	$2,168	$8,303	$6,667
Selling, general and administrative	$6,814	$7,669	$17,133	$22,692

Equity Incentive Plan
Under the Company’s Equity Incentive Plan ("EIP"), the Company may grant market value options, share appreciation rights or restricted shares, restricted share units ("RSUs"), performance share units and other share-based awards to the Company’s employees. The Company’s board members and consultants are eligible to receive awards under the Company’s non-employee sub-plan to the EIP. Awards may be granted at such times as the Company may determine, but will generally be granted annually following the end of the financial year. Awards vest at such times and as specified in the award agreement, typically being over a four-year period, although the Company retains the discretion to provide for other vesting schedules. If the participant violates the non-competition, non-solicitation, confidentiality or other similar restrictive covenant provisions of any employment contract, the right of the participant to receive these shares on vesting shall terminate immediately. The Company maintains discretion over the type and terms of equity awards granted. Share options lapse on the tenth anniversary from the date of grant, and they are not subject to performance conditions or entitled to dividends. As of September 30, 2026, the Company has reserved 6,967,770 authorized shares for future issuance under the EIP.
Share option activity
The number and weighted average exercise prices of share options were as follows:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	10,374,316	$31.34	5.9 years	$87,338
Awards granted	1,729,075	31.97
Awards exercised	(827,511)	25.21
Awards forfeited	(353,822)	42.33
Awards expired	(209,004)	59.72
Outstanding as of September 30, 2026	10,713,054	$30.99	5.7 years	$46,340
Exercisable as of September 30, 2026	7,858,731	$29.40	4.6 years	$45,452
As of September 30, 2026, total unrecognized compensation expense related to share options granted but not vested was $23.4 million, which the Company expects to recognize over a remaining weighted-average period of 1.6 years.
Awards granted in the three and nine months ended September 30, 2026 and 2025 have been valued using the Black-Scholes option pricing model. The assumptions used in the models for share options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Share price at grant date	$31.65	$33.28	$28.52 - $34.71	$28.63 - $33.28
Exercise price	$31.65	$33.28	$28.52 - $34.71	$28.63 - $33.28
Expected volatility	50.07%	52.82%	50.07% - 53.52%	52.82% - 55.78%
Expected life	5.5 years	5.5 years	5.5 years	5.5 years
Risk free rate	4.27%	4.04%	3.68% - 4.27%	3.94% - 4.41%
Fair value	$16.08	$17.42	$14.55 - $17.62	$15.11 - $17.42
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

The number and weighted average fair value of RSU awards were as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2025	496,156	$29.88
Awards granted	638,799	32.33
Awards vested	(119,038)	29.70
Awards forfeited	(102,160)	30.66
Unvested and outstanding as of September 30, 2026	913,757	$31.53
As of September 30, 2026, total unrecognized compensation expense related to RSU awards granted but not vested was $15.8 million, which the Company expects to recognize over a remaining weighted-average period of 2.0 years.
7. Basic and diluted net (loss) income per share
Basic and diluted net (loss) income per share is calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(14,222)	$(177)	$(2,059)	$(5,454)
Basic and diluted weighted-average number of shares outstanding	51,559,315	50,403,717	51,105,338	50,262,697
Basic and diluted net loss per share	$(0.28)	$(0.00)	$(0.04)	$(0.11)
The potential shares from outstanding share options and RSUs of 11,626,811 as of September 30, 2026 (September 30, 2025: 11,064,752), have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect.

For the three and nine months ended September 30, 2026, shares issuable upon the potential conversion of all of the Notes were excluded from the calculation of diluted net (loss) income per share due to their anti-dilutive effect.
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
The Company’s consolidated estimated effective tax rate for the three and nine months ended September 30, 2026, was (1.1)% and (57.1)%, respectively. The change in effective tax rate for the three months ended September 30, 2026, as compared to the nine months ended September 30, 2026, is driven by a loss before tax of $14.1 million for the three months ended September 30, 2026, in contrast to a loss before tax of $1.3 million for the nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company recorded a tax expense of $0.2 million and $0.7 million, respectively (September 30, 2025: tax expense of $0.5 million and $2.1 million, respectively). For the three and nine months ended September 30, 2026, the Company excluded the United Kingdom and the United States from the calculation of the annual estimated tax rate as the Company anticipates an ordinary loss in these jurisdictions for which the tax benefit cannot be recognized.

The Company benefits from the U.K. large company Research & Development Expenditure Credit ("RDEC") regime which can generate a cash rebate of up to 15% of qualifying research and development expenditures incurred after April 1, 2023. Tax credits receivable under the RDEC regime are recorded "above the line" as a reduction from research and development expenses.

No deferred tax assets have been recognized as of September 30, 2026 and December 31, 2025. The majority of the Company’s deferred tax assets relate to net operating loss and R&D carryforwards that can only be realized if the Company is profitable in future periods. Accordingly, the Company has provided a valuation allowance against the full amount of the net deferred tax assets due to uncertainties as to their ultimate realization.

9. Segment information
The Company operates in one operating segment: immunotherapies, which is focused on pioneering and delivering transformative immunomodulating medicines in the areas of cancer, infectious diseases and autoimmune diseases. The Company primarily generates revenue from one stream, revenue from the sale of therapies, which consists of sales of KIMMTRAK. The Company manages its business activities on a consolidated basis. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM"), the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The measure of the segment profit or loss used is consolidated net loss, and the measure of segment assets is reported on the condensed consolidated balance sheet as total assets. The accounting policies of the immunotherapies segment are the same as those described in Note 2. "Summary of significant accounting policies". The following table summarizes the reportable segment's financial information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$102,222	$103,693	$324,826	$295,538
Less:
Cost of revenue from sale of therapies	(676)	(513)	(2,198)	(2,384)
External research and development (R&D) expenses:
PRAME programs	(24,159)	(21,967)	(65,464)	(59,950)
Tebentafusp programs	(10,306)	(11,789)	(30,408)	(30,196)
Infectious disease programs	(1,965)	(1,347)	(3,336)	(4,077)
All other external clinical and preclinical costs	(11,599)	(15,551)	(36,444)	(42,035)
Total external R&D expenses	(48,029)	(50,654)	(135,652)	(136,258)
R&D salaries and other employee-related costs	(13,824)	(11,932)	(42,222)	(35,882)
Selling, general and administrative (SG&A) salaries and other employee-related costs	(13,410)	(14,038)	(40,406)	(39,083)
Other SG&A expenses	(20,280)	(18,071)	(64,692)	(60,992)
Other segment expense, net (a)	(20,225)	(8,662)	(41,715)	(26,393)
Segment and consolidated net loss	$(14,222)	$(177)	$(2,059)	$(5,454)

(a) Other segment expenses, net includes other internal R&D expenses, share-based compensation expense, R&D tax credits, interest income, interest expense, foreign currency gain, other income, net and income tax expense (benefit).

10. Commitments and contingencies
Lease commitments
The maturities of operating lease liabilities as of September 30, 2026 were as follows (in thousands):

Remainder of 2026	$1,925
2027	5,810
2028	5,537
2029	5,282
2030 and thereafter	49,686
Total lease payments	68,240
Less imputed interest	(27,253)
Present value of operating lease liabilities	$40,987
Future lease commitments - leases not yet commenced	$4,898

Future lease commitments - leases not yet commenced
The Company has entered into a non-cancellable lease agreement for premises that will commence in 2028 and end in 2031, with total future minimum lease payments of $3.0 million. During October 2026, the Company entered into an additional non-cancellable lease agreement for premises that commenced on October 1, 2026 and will end in 2036, with total future minimum lease payments of $1.9 million. These amounts are not included in the present value of operating lease liabilities above as the leases had not commenced as of September 30, 2026.
Manufacturing commitments
The Company enters into a number of manufacturing commitments for the future purchase of materials and contract manufacturing services. While the majority of such contracts can be cancelled on reasonable notice, due to the significant ongoing expenditure associated with the Company’s programs, the Company estimates it has non-cancellable commitments in relation to the development and supply of product candidates totaling $25.1 million, the majority of which are estimated to be paid within twelve months from the balance sheet date.

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
Other agreements
The Company has also entered into collaboration and license agreements which provide for various future milestone payments upon the achievement of specified development, regulatory, commercial and sales-based milestones, as well as potential future royalty and other payments. These future milestone payments are contingent upon future events that are not considered probable of achievement as of September 30, 2026. As of September 30, 2026, the Company was unable to estimate the timing or likelihood of achieving these milestones, due to the early stage of development.

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
Overview

We are a commercial stage biotechnology company pioneering and delivering transformative immunomodulating medicines to radically improve outcomes for patients with cancer, infectious diseases, and autoimmune diseases. Leveraging our proprietary, flexible, off-the-shelf ImmTAX platform, we are developing a deep pipeline in multiple therapeutic areas, including clinical stage programs in oncology, infectious disease, and autoimmune diseases, an advanced preclinical program in autoimmune disease and earlier preclinical programs across three therapeutic areas.

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
We have incurred significant operating losses and expect to continue to incur significant expenses and operating losses for the near future. We had net losses of $2.1 million and $5.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, our accumulated deficit was $833.3 million. We expect to continue to incur significant and increasing expenses and to incur operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug supplies, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for further accounting, audit, legal, regulatory and consulting services, and pay costs associated with director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company.

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
Recent Developments

We have achieved target enrollment of 540 patients in the registrational Phase 3 TEBE-AM trial, evaluating tebentafusp as monotherapy, and in combination with pembrolizumab, versus a control arm in patients with previously treated advanced cutaneous melanoma. The trial is event-driven and topline overall survival data is expected in the second quarter of 2027.

The five-year overall survival data from the Phase 3 trial of KIMMTRAK in patients with unresectable or mUM, which were presented at the AACR 2026 meeting, have been accepted by the European Medicines Agency for inclusion in the European SmPC (Summary of Product Characteristics). This addition to the SmPC will allow us to engage more broadly with healthcare professionals in the region about the data.

We will present data from our Phase 1/2 trial evaluating brenetafusp alone and in combination with KIMMTRAK in HLA-A*02:01-positive patients with mUM, in a poster session, on Friday, November 6, at 12:00 p.m. ET, at the 2026 Society for Immunotherapy of Cancer (SITC) Annual Meeting. The data will also be presented in an oral session on Saturday, November 7, at 3:45 p.m. ET. The data from the abstract include:

•As of June 2026, 22 HLA-A*02:01 positive patients with mUM received brenetafusp monotherapy at clinically active doses and 26 received the combination of tebentafusp and brenetafusp in the Phase 1/2 trial.
•We believe that these are the first data showing clinical activity and a manageable safety profile for a combination of two T cell engagers in a solid tumor.
•The most common brenetafusp monotherapy treatment-related adverse events (TRAEs) were reversible and manageable cytokine release syndrome (CRS) (73%) and rash (50%) consistent with the molecule’s mechanism of action. Grade 3/4 TRAEs were primarily transient lymphocyte decrease, consistent with mechanism and which resolved without intervention. Combination regimens were generally well-tolerated, with Grade 1/2 CRS and rash (77% each). The most common TRAEs were Grade 1/2 CRS and rash (77% each). These attenuated over time with no Grade ≥3 CRS reported. No TRAE led to discontinuation or death.
•Among the 16 evaluable patients who received brenetafusp monotherapy in the second-line or later setting, overall response rate (ORR) was 19%, median duration of response (mDoR) was 14.5 months, median progression-free survival (mPFS) was 4.2 months, and median overall survival (OS) was 20.3 months.
•Across the 17 evaluable first-line patients who received the combination, ORR was 29%, mDoR was 24.1 months, mPFS was 8.1 months, and median OS was not yet reached with 29 months of follow-up and 10 patients still on study. The two-year OS rate was 70%.
•Based on these data, we are planning to start DUET-UVEAL, a randomized Phase 2/3 trial, to evaluate the combination for the treatment of HLA-A*02:01-positive adults with unresectable or metastatic uveal melanoma.

We expect to present clinical data for brenetafusp from the ovarian and lung cohorts in the Phase 1/2 trial at a medical conference later this year.

In October 2026, we announced that the first person with type 1 diabetes has been dosed in the Phase 1 trial of IMC-S118AI, our first tissue-specific autoimmune candidate.

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

Research and development tax credits
As a company that carries out extensive R&D activities, we benefit from the U.K. R&D tax regime. For the periods ended September 30, 2026 and 2025, we claimed credits under the Research and Development Expenditure Credit ("RDEC") program and these credits are presented as a reduction to R&D expenses.
Under the RDEC program, tax credits for qualifying R&D expenses are granted at a headline rate of 20% and can generate cash rebates of up to 15% of qualifying R&D expenses.
Recent amendments to the U.K. R&D tax credit regime introduced restrictions on the tax relief that can be claimed for expenses incurred on subcontracted R&D activities or externally provided workers for accounting periods beginning on or after April 1, 2024. Under these rules, relief is generally not available where such subcontracted activities are not carried out in the United Kingdom or such workers are not subject to U.K. payroll taxes, subject to limited exceptions.
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

Unsurrendered tax losses are carried forward to be offset against future taxable profits. After accounting for tax credits receivable, there were accumulated tax losses available for carry forward in the United Kingdom and United States of $773.7 million and $113.6 million, respectively, as of September 30, 2026. A full valuation allowance is recognized in respect of accumulated tax losses and other temporary differences in the United Kingdom and United States because future profits are not sufficiently certain.
As we generate significant net revenue from sale of therapies, we are able to benefit from the U.K.’s “patent box” regime, which allows profits attributable to revenues from patents or patented products to be taxed at a lower rate than other revenue. We have filed the patent box election for the 2023 and 2024 tax years and intend to file the patent box election for 2025 and subsequent years, if applicable. The effective rate of tax for relevant streams of revenue for companies receiving this relief is 10%.
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue
The following table summarizes our total revenue (in thousands):

	Three Months Ended September 30,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
Revenue from sale of therapies, net	$102,222	$103,693	$(1,471)	(1.4)%
Total revenue	$102,222	$103,693	$(1,471)	(1.4)%

Revenue from sale of therapies, net
Revenue from sale of therapies, net is presented by country / region based on location of the end customer in the table below (in thousands):

	Three Months Ended September 30,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
United States	$62,224	$67,300	$(5,076)	(7.5)%
Europe	34,923	33,526	1,397	4.2%
International	5,075	2,867	2,208	77.0%
Revenue from sale of therapies, net	$102,222	$103,693	$(1,471)	(1.4)%
For the three months ended September 30, 2026, we generated net revenue from sale of therapies of $102.2 million due to the sale of KIMMTRAK, of which $62.2 million was in the United States, $34.9 million in Europe and $5.1 million in International regions. Revenue from sale of therapies, net decreased in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to an impact on US net sales in the third quarter of 2026 from (i) wholesaler stocking that occurred in the second quarter of 2026 and (ii) one additional week of sales in the third quarter of 2025.

R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Three Months Ended September 30,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$24,159	$21,967	$2,192	10.0%
Tebentafusp programs	10,306	11,789	(1,483)	(12.6)%
Infectious disease programs	1,965	1,347	618	45.9%
All other external clinical and preclinical costs	11,599	15,551	(3,952)	(25.4)%
Total external R&D expenses	48,029	50,654	(2,625)	(5.2)%
Internal R&D expenses:
Salaries and other employee-related costs	13,824	11,932	1,892	15.9%
Share-based compensation expense	2,916	2,168	748	34.5%
All other internal R&D costs	11,287	8,055	3,232	40.1%
U.K. R&D tax credits	(1,353)	(2,237)	884	(39.5)%
Total internal R&D expenses	26,674	19,918	6,756	33.9%
Total R&D expenses	$74,703	$70,572	$4,131	5.9%
For the three months ended September 30, 2026, our R&D expenses were $74.7 million, compared to $70.6 million for the three months ended September 30, 2025.
For the three months ended September 30, 2026, our external R&D expenses decreased by $2.6 million primarily due to a net decrease in all other external clinical and preclinical costs of $4.0 million related to timing of manufacturing activities in the pipeline, primarily for our autoimmune programs, and a decrease of $1.5 million in expenses incurred for our tebentafusp programs as a result of the timing of costs associated with the ATOM clinical trial. These decreases were partially offset by an increase of $2.2 million in expenses incurred for our PRAME programs, primarily driven by higher costs associated with enrollment in our PRISM-MEL-301 Phase 3 clinical trial, partially offset by lower costs following decreased patient enrollment in the PRAME-101 Phase 1/2 clinical trial.
For the three months ended September 30, 2026, our internal R&D expenses increased by $6.8 million primarily due to increases in all other internal R&D costs and salaries and other employee-related costs in connection with the advancement of our clinical and preclinical programs.

SG&A Expenses
For the three months ended September 30, 2026, our SG&A expenses were $40.5 million, compared to $39.8 million for the three months ended September 30, 2025, reflecting an increase of $0.7 million. This increase was primarily due to costs related to business support functions to support our growing pipeline and global commercial expansion.
Interest Income and Interest Expense
For the three months ended September 30, 2026, interest income was $3.6 million, compared to $4.1 million for the three months ended September 30, 2025. This decrease of $0.5 million was due to lower interest rates earned on our money market funds. For the three months ended September 30, 2026, interest expense on our convertible senior notes was $3.1 million, compared to $3.0 million for the three months ended September 30, 2025.
Foreign Currency (Loss) Gain
For the three months ended September 30, 2026, foreign currency loss was $1.8 million, compared to a gain of $1.3 million for the three months ended September 30, 2025. This movement of $3.1 million reflects adverse exchange rate movements of the U.S. dollar against the pound sterling and the euro when comparing the three months ended September 30, 2026 with the three months ended September 30, 2025.

Other Income, Net
For the three months ended September 30, 2026, other income, net was $0.8 million, compared to $5.1 million for the three months ended September 30, 2025. This decrease was due to lower unrealized gains due to less favorable interest rates impacting our marketable securities in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Income Tax Expense
For the three months ended September 30, 2026, the income tax expense was $0.2 million, compared to $0.5 million for the three months ended September 30, 2025. This change was primarily the result of lower forecasted taxable income in the United States and Ireland for 2026 compared to 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue
The following table summarizes our total revenue (in thousands):

	Nine Months Ended September 30,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
Revenue from sale of therapies, net	$324,826	$295,538	$29,288	9.9%
Total revenue	$324,826	$295,538	$29,288	9.9%
Revenue from sale of therapies, net

Revenue from sale of therapies, net is presented by country / region based on location of the end customer below (in thousands).

	Nine Months Ended September 30,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
United States	$204,599	$187,994	$16,605	8.8%
Europe	103,460	99,372	4,088	4.1%
International	16,767	8,172	8,595	105.2%
Revenue from sale of therapies, net	$324,826	$295,538	$29,288	9.9%
For the nine months ended September 30, 2026, we generated revenue from sale of therapies, net of $324.8 million, due to the sale of KIMMTRAK, of which $204.6 million was in the United States, $103.5 million in Europe and $16.7 million in International. Revenue from sale of therapies, net increased in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to continued growth in the United States, Europe and international regions.

R&D Expenses
The following table summarizes our R&D expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025	Increase / (decrease)	% Increase / (decrease)
External R&D expenses:
PRAME programs	$65,464	$59,950	$5,514	9.2%
Tebentafusp programs	30,408	30,196	212	0.7%
Infectious disease programs	3,336	4,077	(741)	(18.2)%
All other external clinical and preclinical costs	36,444	42,035	(5,591)	(13.3)%
Total external R&D expenses	135,652	136,258	(606)	(0.4)%
Internal R&D expenses:
Salaries and other employee-related costs	42,222	35,882	6,340	17.7%
Share-based compensation expense	8,303	6,667	1,636	24.5%
All other internal R&D costs	28,896	23,780	5,116	21.5%
U.K. R&D tax credits	(5,312)	(6,539)	1,227	(18.8)%
Total internal R&D expenses	74,109	59,790	14,319	23.9%
Total R&D expenses	$209,761	$196,048	$13,713	7.0%
For the nine months ended September 30, 2026, our R&D expenses were $209.8 million, compared to $196.0 million for the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, our external R&D expenses decreased by $0.6 million primarily due to a net decrease of $5.6 million in all other external clinical and preclinical costs related to the timing of third-party costs associated with our earlier stage programs, including our autoimmune programs. This decrease was partially offset by a net increase of $5.5 million in expenses incurred for our PRAME programs associated with continued enrollment in our PRISM-MEL-301 Phase 3 clinical trial, partially offset by lower costs following decreased patient enrollment in the PRAME-101 Phase 1/2 clinical trial.
For the nine months ended September 30, 2026, our internal R&D expenses increased by $14.3 million primarily due to an increase in salaries and other employee-related costs and all other internal R&D costs in accordance with the advancement of our clinical and preclinical programs.

SG&A Expenses
For the nine months ended September 30, 2026, our SG&A expenses were $122.2 million, compared to $122.8 million for the nine months ended September 30, 2025, reflecting a decrease of $0.6 million. The decrease was primarily due to lower internal costs following increases in share-based compensation forfeitures, partially offset by increased costs related to business support functions to support our growing pipeline and global commercial expansion.
Interest Income and Interest Expense
For the nine months ended September 30, 2026, interest income was $10.6 million compared to $12.6 million for the nine months ended September 30, 2025. This decrease of $2.0 million was due to lower interest rates earned on our money market funds in the nine months ended September 30, 2026. For the nine months ended September 30, 2026, interest expense on our convertible senior notes was $9.2 million compared to $9.1 million for the nine months ended September 30, 2025.
Foreign Currency Gain
For the nine months ended September 30, 2026, foreign currency gain was $1.0 million compared to $3.7 million for the nine months ended September 30, 2025. This decrease of $2.7 million reflects more adverse exchange rate movements mainly of the U.S. dollar against the pound sterling and the euro in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Other Income, Net
For the nine months ended September 30, 2026, other income, net was $5.6 million compared to $15.2 million for the nine months ended September 30, 2025. This decrease was due to lower unrealized gains due to less favorable interest rates impacting our marketable securities in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Income Tax (Expense) Benefit
For the nine months ended September 30, 2026, the income tax expense was $0.7 million compared to $2.1 million for the nine months ended September 30, 2025. This change was primarily the result of lower forecasted taxable income in the United States and Ireland for 2026 compared to 2025.
Liquidity and Capital Resources
Sources of Liquidity

Although we have recorded revenue from the sale of therapies for the nine months ended September 30, 2026, we expect to continue to incur significant and increasing expenses, cumulative negative cash flows from our operations and operating losses for the foreseeable future. We have an accumulated deficit of $833.3 million as of September 30, 2026.
Since our inception, we have funded our operations primarily with proceeds from sales of equity securities, revenue from sale of therapies, debt financings and historical payments from collaboration partners. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $512.2 million and $467.7 million, respectively, and marketable securities of $389.1 million and $396.4 million, respectively. Our working capital was $830.8 million as of September 30, 2026, compared to $750.0 million as of December 31, 2025.
In September 2022, we entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may issue and sell ADSs, each representing one ordinary share, having an aggregate offering price of up to $250 million, from time to time, in one or more at-the-market offerings, for which Jefferies will act as sales agent and/or principal. The at-the-market facility has been registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-3ASR (File No. 333-278120). As of September 30, 2026, no issuances or sales have been made pursuant to the Sales Agreement.
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

Cash Flows
The following table summarizes the primary sources and uses of cash and cash equivalents for each period presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents at beginning of period	$467,709	$455,731
Net cash provided by operating activities	22,243	21,943
Net cash provided by (used in) investing activities	8,087	(15,460)
Net cash provided by financing activities	20,896	8,087
Net foreign exchange difference on cash held	(6,690)	28,112
Cash and cash equivalents at end of period	$512,245	$498,413

Net cash provided by operating activities was $22.2 million for the nine months ended September 30, 2026, compared to net cash provided by operating activities of $21.9 million for the nine months ended September 30, 2025. This change of $0.3 million was primarily driven by a decrease in loss from operations, partially offset by working capital movements, including increases in accounts receivable and prepaid expenses.
Net cash provided by investing activities was $8.1 million for the nine months ended September 30, 2026, compared to net cash used in investing activities of $15.5 million for the nine months ended September 30, 2025. The increase of $23.6 million is predominantly due to the purchase of marketable securities in 2025, partially offset by lower proceeds from the sale of marketable securities and higher purchases of property and equipment in the nine months ended September 30, 2026 compared to the same period in 2025.
Net cash provided by our financing activities during the nine months ended September 30, 2026 was $20.9 million compared to $8.1 million for the nine months ended September 30, 2025. The net cash provided by financing activities in both periods was related to the exercise of share options.
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
We held cash and cash equivalents of $512.2 million and marketable securities of $389.1 million as of September 30, 2026. Based on our current operating plans, we expect that our existing cash and cash equivalents and marketable securities balances, along with anticipated revenue from KIMMTRAK, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Quarterly Report. Given our need for additional financing to support the long-term clinical development of our programs, we intend to consider additional financing opportunities when market terms are favorable to us.
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
Contractual Obligations
Leases and manufacturing
As part of our ongoing operations, we have material contractual lease obligations over expected lease terms of several years and expiry dates extending to 2043 primarily for our most significant facilities in the United Kingdom. These obligations and potential obligations could result in payments of up to $73.1 million. The majority of such payments represent longer-term commitments as outlined in the notes to our condensed consolidated financial statements. The lease agreements are cancellable assuming certain conditions are met prior to expiry. We expect to continue to incur expenses for such leases for the foreseeable future. As we continue to grow, launch further products or expand our operations in other countries, we may determine that it is necessary to enter into further lease agreements, which would increase our cash outflows. Further obligations or commitments in the near term relate to our capital expenditure requirements for the purpose of improving our leased facilities. If we continue to grow, such commitments may become significant in value.
We have a number of existing manufacturing obligations, some of which relate to the manufacture of KIMMTRAK. We have similar obligations related to our earlier stage programs. These obligations and potential obligations could result in payments of up to $25.1 million, and are expected to increase as we continue to advance our pipeline in 2026 and beyond. While we have already incurred costs for commercial launches of KIMMTRAK in the United States, Europe and other territories, additional manufacturing obligations may arise in future in relation to product sales in these territories. We have also entered into third-party agreements relating to marketing and distribution of KIMMTRAK. The majority of such obligations have standard payment terms, and our level of non-cancellable commitments with such parties is not considered material. To meet demand, we may amend or enter into further agreements with CMOs or other parties which could cause our cash requirements to increase. While receipts from the sale of KIMMTRAK or other future products may fund our ongoing manufacturing and sales efforts, there can be no assurance that we will earn such revenues. In the longer term, if we receive regulatory approval for our other product candidates, we would expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.
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

Financing obligations

Under the terms of our agreement with the Gates Foundation, we are required to develop, manufacture and commercialize soluble TCR bispecific therapeutic candidates targeted to mutually agreed neglected diseases, currently HIV, with the potential to treat people at an affordable price in developing countries. In the event of certain defaults by us under the agreement, the Gates Foundation has the right to sell, or require us to buy-back, any of our shareholdings held by the Gates Foundation. In such an event, if within 12 months after such redemption or sale, we experience a change in control at a valuation of more than 150% of the valuation used for the redemption or the sale of the shares, we have agreed to pay the Gates Foundation compensation equal to the excess of what it would have received in such transaction if it still held its shares at the time of such change of control over what it received in the sale or redemption of its shares.

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
Critical Accounting Estimates
Our condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, respectively, have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the value of assets and liabilities—as well as contingent assets and liabilities—as reported on the balance sheet date, and revenues and expenses arising during the fiscal period.
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
Our total accrued revenue deductions as of September 30, 2026 were $176.6 million, including amounts of $28.3 million for the critical estimates subject to greater estimation uncertainty and judgments described above. These amounts are included within Accrued expenses and other current liabilities and Accrued expenses, non-current in the Condensed Consolidated Balance Sheets as of September 30, 2026. In the three months ending December 31, 2026, we expect to pay approximately $120.0 million related to accrued revenue deductions.
A 20% increase or decrease in estimates of expected rebate and chargeback percentages for amounts payable to governments or government agencies for the critical estimates described above would have resulted in a $5.7 million reduction or increase in Revenue from sale of therapies, net reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2026. We believe our expected values of accruals reported in the Condensed Consolidated Balance Sheets are materially appropriate; however, due to the uncertainties and judgments outlined above, it is possible eventual amounts could significantly differ to these estimates.
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

In February 2024, we completed a private offering of $402.5 million aggregate principal amount of Notes, which mature on February 1, 2030, unless earlier converted, redeemed, or repurchased. The Notes accrue interest payable semiannually at a fixed rate of 2.50% per annum, commencing August 1, 2024. Issuance costs totaling $13.4 million are being amortized as interest expense at an effective rate of 3.06% over the life of the Notes. Given the fixed interest rate, we are not subject to interest rate risk with respect to these Notes. However, changes in market interest rates could affect the fair value of the Notes and the price of our ADSs, influencing the decision of noteholders to convert their Notes.
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
Our cash and cash equivalents were $512.2 million and $467.7 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, 69% of our cash and cash equivalents were held by our U.K. operating subsidiary, of which 47% were denominated in U.S. dollars, 39% were denominated in pounds sterling and 14% were denominated in euros. All of our marketable securities were held by our U.K. parent company and were denominated in U.S. dollars. The remainder of our cash and cash equivalents are held across our other subsidiaries and denominated in a mix of operating currencies. Changes in exchange rates had an impact on U.S. dollar cash and cash equivalents balances held by our main operating subsidiary in the United Kingdom, which resulted in foreign exchange gains in the nine months ended September 30, 2026 and 2025. These gains were partially offset by foreign exchange losses primarily on intercompany loans in the nine months ended September 30, 2026. Further movements in exchange rates or returns to previous exchange rate levels have caused, and may continue to cause, material fluctuations or equivalent losses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
A five percentage point increase in exchange rates would reduce the carrying value of net financial assets and liabilities held in foreign currencies as of September 30, 2026 by $8.5 million and as of December 31, 2025 by $6.5 million. A five percentage point decrease in exchange rates would increase the carrying value of net financial assets and liabilities held in foreign currencies as of September 30, 2026 by $8.5 million and as of December 31, 2025 by $6.5 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Total Ordinary Shares to be Sold(3)	Expiration Date
John Goll SVP, Finance & Chief Accounting Officer	Adoption	September 15, 2026	X		42,044	December 31, 2027

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

IMMUNOCORE HOLDINGS PLC

Date:	November 6, 2026	By:	/s/ Bahija Jallal
			Name:	Bahija Jallal, Ph.D.
			Title:	Chief Executive Officer
(On Behalf of the Registrant and as Principal Executive Officer)

Date:	November 6, 2026	By:	/s/ Travis Coy
			Name:	Travis Coy
			Title:	Chief Financial Officer
(Principal Financial Officer)